Form 10QSB
period 2001-06-30
ORBIS DEVELOPMENT INC
filed 2001-07-16
CIK 1137417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-32509

ORBIS DEVELOPMENT, INC.
(Exact name of registrant as specified in its charter)

Nevada (State of Incorporation)	88-0396452 (IRS Employer Identification No.)

313 Elks Point Road, Zephyr Cove, Nevada 89448
(Address of principal executive offices)

(775) 771-5115
(Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[1]	Yes	No	[2]	Yes	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 30, 2001

Common Stock, $.001 par value (Class)	5,517,000 (Number of shares)

Transitional Small Business Format Disclosure (check one):

Yes	No

PART I FINANCIAL INFORMATION
ITEM 1. CONDENSED FINANCIAL STATEMENTS:
CONDENSED BALANCE SHEETS (UNAUDITED)—JUNE 30, 2001 AND DECEMBER 31, 2000
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD JANUARY 27, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED) FROM JANUARY 27, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED) FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000 AND FOR THE PERIOD JANUARY 27, 1997 (DATE OF INCEPTION) THROUGH JUNE 30, 2001
NOTES TO CONDENSED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
PART II OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULTS ON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE PAGE

ORBIS DEVELOPMENT, INC.

FORM 10-QSB

JUNE 30, 2001

INDEX

Page No.

PART I Financial Information

Item 1. Condensed Financial Statements:

Condensed Balance Sheets (Unaudited)—June 30, 2001 and December 31, 2000	3

Condensed Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2001 and 2000 and For the Period January 27, 1997 (Date of Inception) through June 30, 2001	4

Condensed Statements of Stockholders’ Equity (Unaudited) From January 27, 1997 (Date of Inception) through June 30, 2001	5

Condensed Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2001 and 2000 and For the Period January 27, 1997 (Date of Inception) through June 30, 2001	6

Notes to Condensed Financial Statements	7

Item 2. Management’s Discussion and Analysis or Plan of Operation	10

PART II Other Information	12

Item 1. Legal Proceedings

Item 2. Changes in Securities

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

Signature page	12

PART 1 — FINANCIAL INFORMATION

Item 1. Financial Statements

ORBIS DEVELOPMENT, INC
(A Development Stage Company)

CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
	2001	2000

		(See Note)
ASSETS

Current Assets

Cash	$54,505	$34,499

Interest receivable	31,511	6,258

Notes receivable — related parties	160,000	155,000

Other current assets	33,589	3,750

Total Current Assets	279,605	199,507

Equipment, less accumulated depreciation	6,916	6,038

Investments in Securities	985,000	1,045,000

Total Assets	$1,271,521	$1,250,545

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	$77,724	$39,457

Accrued expenses	3,774	20,907

Total Current Liabilities	81,498	60,364

Long-term Borrowings from Stockholders	325,000	—

Stockholders’ Equity

Preferred Stock –5,000,000 shares authorized: none issued Common stock – $0.001 par value; authorized 25,000,000 shares; issued and outstanding: 5,517,000 shares at June 30, 2001 and 5,445,750	5,517	5,446

Additional paid-in capital	3,049,339	2,906,910

Deferred compensation	(60,938)	(81,250)

Deficit accumulated during the development stage	(2,128,895)	(1,640,925)

Total Stockholders’ Equity	865,023	1,190,181

Total Liabilities and Stockholders’ Equity	$1,271,521	$1,250,545

See notes to condensed financial statements.

Note — The balance sheet at December 31, 2000, has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

ORBIS DEVELOPMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

						For the
						Period
						January
						27, 1997
						(Date of
	For the			For the		Inception)
	Three Months Ended			Six Months Ended		Through
	June 30,			June 30,		June 30,

	2001	2000		2001	2000	2001

Interest Income-Net	$9,700		$8,365	$26,503	$9,636	$63,326

General and Administrative Expenses	(277,972)		(12,780)	(514,473)	(40,330)	(1,001,831)

Provision for Impairment of

Investment in Securities	—		—	—	—	(150,000)

Loss From Continuing Operations	(268,272)		(4,415)	(487,970)	(30,694)	(1,088,505)

Discontinued Operations

Loss from online casino operations, no related income tax	–		–	–	–	(1,390,390)

Gain on sale of online casino operations, no related income tax	–		–	–	–	350,000

Loss From Discontinued Operations	–		–	–	–	(1,040,390)

Net Loss	$(268,272)		$(4,415)	$(487,970)	$(30,694)	$(2,128,895)

Basic and Diluted Loss Per

Common Share	$(0.05)	$	(–)	$(0.09)	$(0.01)

Weighted Average Common Shares

Used In Per Share Calculations	5,517,000		5,514,500	5,489,639	4,760,909

See notes to condensed financial statements.

ORBIS DEVELOPMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

						Deficit
						Accumulated

	Common Stock			Additional		During the
				Paid-in	Deferred	Development
	Shares	Amount		Capital	Compensation	Stage

Balance at January 27, 1997

(Date of Inception)	–	$	–	$–	$ –	$ –

Issuance of common stock for compensation from the reorganization of Cyber Games, Ltd., March 1997, $0.10 per share	3,002,500		3,003	297,247	–	–

Issuance for cash in 1997 in private placement at $4.00 per share, net of $14,394 offering costs	210,000		210	825,396	–	–

Conversion of shareholder loans, January through June 1998, $0.50 per share	425,530		426	212,339	–	–

Issuance for cash in 1998 in private placement at $0.50 per share	1,064,470		1,064	531,171	–	–

Shares redeemed in 1998 for disposition of online casino operations at $0.50 per share	(700,000)		(700)	(349,300)	–	–

Shares redeemed in 1998 for cash at $3.25 per share	(10,000)		(10)	(32,490)	–	–

Shares redeemed October 1998, paid January 25, 1999 with cash, $0.40 per share	(900,000)		(900)	(359,100)	–	–

Compensation in 1998 related to grant of stock options	–		–	1,500	–	–

Issuance for cash in 1999 private placement at $0.50 per share	420,000		420	209,580	–	–

Issuance in exchange for 1999 cancellation of option, 10,000 shares at $0.50 per share	10,000		10	4,990	–	–

Shares redeemed in 1999 for cash	(8,000)		(8)	(9,992)	–	–

Issuance in 2000 for MasterCoin equipment, leaseholds and other assets at fair value, or $0.63 per share	1,600,000		1,600	1,013,400	–	–

Grant of restricted stock in 2000	100,000		100	124,900	(81,250)	–

Issuance in 2000 for cash in private placement at $2.00 per share, net of estimated offering costs of $25,000	231,250		231	437,269	–	–

Net loss for the period from January 27, 1997 (date of inception) through December 31, 2000	–		–	–	–	(1,640,925)

Balance at December 31, 2000	5,445,750		5,446	2,906,910	(81,250)	(1,640,925)

Issuance for cash in private placement at $2.00 per share	71,250		71	142,429	–	–

Amortization of deferred compensation	–		–	–	20,312	–

Net loss for the six-month period ended June 30, 2001	–		–	–	–	(487,970)

Balance at June 30, 2001	5,517,000		$5,517	$3,049,339	$(60,938)	$(2,128,895)

See notes to condensed financial statements.

ORBIS DEVELOPMENT, INC.
(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			For the
			Period
			January
			27, 1997
			(Date of
	For the		Inception)
	Six Months Ended		Through
	June 30,		June 30,

	2001	2000	2001

Cash Flows From Operating Activities

Net loss	$(487,970)	$(30,694)	$(2,128,895)

Adjustments to reconcile net loss to net cash used by operating activities:

Stock issued for research and development services	–	–	300,250

Proceeds from sale of equipment less gain realized	–	8,409	8409

Depreciation	816	5,314	18,338

Compensation from stock options and restricted stock	20,312	–	70,562

Gain on sale of discontinued operations	–	–	(350,000)

Provision for impairment of investments in securities	–	–	150,000

Change in operating assets and liabilities:

Interest receivable	(25,253)	(1,918)	(31,511)

Other current assets	(29,839)	–	(33,589)

Accounts payable and accrued expenses	21,134	(30,152)	81,498

Net Cash Used in Operating Activities	(500,800)	(49,041)	(1,914,938)

Cash Flows From Investing Activities

Collection from (advance to) affiliate	–	175,000	–

Issuance of notes receivable — related parties	(5,000)	(70,000)	(180,000)

Collections on notes receivable — related parties	–	–	20,000

Investments in securities	(60,000)	(375,000)	(1,255,000)

Proceeds from sales of securities	120,000	–	120,000

Purchase of equipment	(1,694)	–	(33,663)

Net Cash provided by (Used in) Investment Activities	53,306	(270,000)	(1,328,663)

Cash Flows From Financing Activities

Proceeds from issuance of common stock	142,500	1,015,000	3,162,841

Proceeds from loan from stockholders	325,000	–	634,765

Principal payments on loan from stockholder	–	–	(97,000)

Redemption of common stock	–	–	(402,500)

Net Cash Provided by (Used in) Financing Activities	467,500	1,015,000	3,298,106

Net Increase in Cash	20,006	695,959	54,505

Cash — Beginning of Period	34,499	4,413

Cash — End of Period	$54,505	$700,372	$54,505

See notes to condensed financial statements.

ORBIS DEVELOPMENT, INC.
(A Development Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Purpose – To date, Orbis Development, Inc., (the “Company” or “Orbis”) has not commenced operations and is considered a development stage enterprise. Starting later in 2001, Orbis intends to deploy technology that will facilitate pari-mutuel wagering over the Internet and e-Commerce payment processing, including payments using the equivalent of a prepaid ATM Card, although there is no assurance the Company will be able to do so. Additionally, the Company has invested in strategic partners and other entities that provide products and services that relate to, support or are compatible with the Company’s other business pursuits.

Basis of Presentation — The accompanying unaudited condensed financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to the Company’s financial statements and footnotes thereto included in its Registration Statement on Form 10-SB, which, as amended, was filed with the Securities and Exchange Commission on June 4, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month and six-month periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

Use of Estimates – The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from the estimates.

Business Condition and Risks – The Company discontinued its online casino gaming operation in June 1998 and has not had any revenue generating activity since inception. Additionally, through June 30, 2001, it has accumulated losses since inception of approximately $2,129,000, including a loss of approximately $488,000 during the six-month period ended June 30, 2001. The Company has used cash in operating activities since inception of approximately $1,915,000, including approximately $501,000 for the six-month period in 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to deploy technology that generates sufficient revenue and cash flow to meet its obligations and/or to obtain additional financing or sell assets as may be required to fund current operations. Management is in various stages of negotiations of agreements that would permit the Company to commence its proposed operating activities during the third and fourth quarters of 2001, and is hopeful these agreements will permit the Company to generate sufficient revenue and cash flow to continue as a going concern.

Principles of Consolidation –The Company has formed certain subsidiaries to conduct its proposed business activities. All of its subsidiaries have not had any operations since inception and remain dormant as of June 30, 2001. The financial statements of the subsidiaries are not material and are not included in the accompanying financial statements.

Stock-Based Compensation – Stock-based compensation relating to stock options granted to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by the Black-Scholes option pricing model.

Income Taxes – The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

Basic and Diluted Loss Per Common Share – Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. A total of 1,047,500 potentially issuable common shares as of June 30, 2001 were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2 — NOTES RECEIVABLE – RELATED PARTIES

During 2001, the Company extended the due dates for loans made during 2000 to two related parties who pledged as collateral certain shares of common stock of publicly traded companies. The first loan is to a consultant of the Company. It has a principal balance of $110,000 as of June 30, 2001 and bears interest at 12%. The remaining loan, which is payable by an employee of the Company, has a balance of $50,000 at June 30, 2001 and bears interest at 12%. The Company is actively pursuing collection and believes it has adequate security for recovery of the amounts outstanding in the event of payment default.

NOTE 3 — INVESTMENTS IN SECURITIES

During 2000 the Company made investments totaling $1,195,000 in debt securities, preferred stock or common equity securities of four private companies. During 2001, the Company invested $60,000 for a 17.5% ownership interest in a private company. These private companies primarily represent strategic partners or other entities that the Company anticipates will provide products and services that relate to, support, or are otherwise compatible with the Company’s lines of business. The Company’s investments in common stock or other equity-linked securities each represent ownership interests ranging from 0.2% to 17.5%. None of the Company’s investments were made for purposes of trading and none were acquired with the intention of selling them in the near term. There is no readily determinable fair market value for any of the investments. The investments are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible permanent impairment. With respect to one investment, management determined in 2000 that circumstances indicated the investment’s current value was less than original cost and the decline was other than temporary. Accordingly, a provision for impairment of $150,000 was recognized during 2000 to reduce the cost to reflect the estimated value. During the six-month period ended June 30, 2001, no indicators of impairment appear to exist and no provision for impairment was recognized. Management believes the current value of investments equals or exceeds the related cost and carrying amount.

During 2001, the Company sold one of its investments for cash of $120,000, which represented the original cost and carrying amount of the security sold. Accordingly, no gain or loss was recognized.

NOTE 4 — STOCKHOLDERS’ EQUITY

Effective as of March 1, 2001, the Company’s certificate of incorporation was amended to increase the number of authorized shares of common stock by 5,000,000 shares to 25,000,000 shares and to create a class of preferred stock comprising 5,000,000 shares.

During 2001, the Company issued 71,250 shares of restricted common stock in a private placement offering to two investors in exchange for cash of $142,500, or $2.00 per share. This private placement closed as of March 31, 2001.

NOTE 5 — STOCK OPTIONS

During the six-months ended June 30, 2001, the Company granted options to purchase 30,000 shares of common stock to an employee. The options had an exercise price of $2.00, which was equal to the fair value of the Company’s common stock on the date of grant. During the six months ended June 30, 2000, 6,000 option shares were forfeited. After taking into effect the above option activity, the Company had 917,500 options outstanding at June 30, 2001, including 598,500 options which are currently exercisable at an average price of $1.25 per share.

NOTE 6 – LONG-TERM BORROWINGS

During 2001, the Company borrowed $325,000 from two shareholders, including $100,000 from the Chairman and Chief Executive Officer. These borrowings are due on October 1, 2002, bear interest at 10%, and may be converted into 130,000 shares of the Company’s common stock using a $2.50 per share conversion rate. At June 30, 2001, 130,000 shares of common stock were reserved for issuance upon conversion. The Company can repay the borrowings at any time without penalty after providing 15 days advance notice of intent to prepay. Since the conversion price was greater than the fair value of the Company’s common stock on the dates the notes were issued, a beneficial conversion feature did not exist in connection with these notes.

NOTE 7—NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2000, restricted stock was issued to a key employee as deferred compensation. Compensation expense is recorded as the stock vests. During 1998 loans of $212,765 from a shareholder were converted into 425,530 shares of common stock. Additionally, the Company also redeemed 900,000 shares of common stock at $0.40 per share during 1998, but paid the $360,000 purchase price in cash to the former shareholders on January 25, 1999. Finally during 1998, the Company also sold its investment in its online casino gambling operations to a former major shareholder of in exchange for the return of 700,000 shares of the Company’s common stock valued at $350,000, or $0.50 per share.

Item 2 — Management’s Discussion and Analysis or Plan of Operation

“Safe Harbor” Statement. Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results.

Orbis has been a development stage company since its organization in January 1997. To date, Orbis has not produced any revenue from operations or from its current business activities. Orbis has incurred losses through June 30, 2001 of approximately $2,129,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with building an Internet casino business. In June 1998 Orbis abandoned its attempt to develop an Internet casino.

Due to operating losses and negative cash flows from operating activities during the development stage, the Company’s auditors have stated they believe there is substantial doubt about Orbis’ ability to continue as a going concern. Management anticipates Orbis’ ability to continue as a going concern is dependent upon its ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet its obligations and/or to obtain additional financing or sell assets as may be required to fund current operations. Orbis is in various stages of negotiations of agreements and other activities that may permit us to commence operating activities during 2001. Management anticipates these proposed agreements and other activities would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

To date, Orbis has financed operations primarily through the sale of our common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30,2001 we have generated $3,298,000 in net proceeds from private placement offerings and other financing activities, including $467,500 for the six-month period ended June 30, 2001. From inception through June 30, 2001, we used cash in operating activities of $1,915,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998. Additionally, since inception, we have used $1,329,000 in investment activities, including $1,135,000 invested in securities primarily of strategic partners. As of June 30, 2001, our current assets and current liabilities were $280,000 and $81,000, respectively.

Starting in 2000 management began working with several strategic technology providers and initiated plans to focus Orbis’ principal business activities in two areas. First, to provide services as an Independent Service Organization/Merchant Portfolio Service Provider, whereby Orbis will act as the intermediary in the exchange of information that must occur between merchants and credit card issuers before credit card transactions can be processed and settled. In that regard, Orbis proposes to establish arrangements and relationships to provide credit card processing services for merchants. Second, Orbis intends to provide services that facilitate online pari-mutuel wagering. During 2001, Orbis has continued negotiation of agreements and other activities under which management expects Orbis will begin to deploy a solution for electronic payment processing of credit card transactions during the third quarter of 2001 and a process that facilitates pari-mutuel wagering over the Internet by the end of 2001. Based on the status of discussions, management currently anticipates that Orbis may reach commercial viability for each of our proposed core services prior to December 31, 2001.

Orbis’ working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2001 would stem only from the demonstrated commercial viability of Orbis’ core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment.

Several factors related to the launch of the Company’s proposed services remain outside of its control, and there can be no assurance Orbis will achieve commercial viability on its anticipated timeline. In that regard, Orbis expects it will need to obtain additional funding to support its operations. Management currently is working to obtain additional funding from several sources, including initiating a private placement of common stock in the third quarter of 2001, the sale of certain non-strategic investments, the collection of notes receivable and additional convertible note borrowings. Because Orbis has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts.

It is possible Orbis will not reach commercial viability on its anticipated timeline or that Orbis will not raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur prior to the date we reach commercial viability. Orbis’ inability to obtain any needed additional financing in a timely manner would have a material adverse effect on the Company, including possibly requiring us to significantly curtail Orbis’ operations.

PART II OTHER INFORMATION

ITEM 1 Legal Proceedings

None; not applicable.

ITEM 2 Changes in Securities

None; not applicable

ITEM 3 Defaults on Senior Securities

None; not applicable

ITEM 4 Submission of Matters to a Vote of Security Holders

None; not applicable

ITEM 5 Other Information

Not applicable

ITEM 6 Exhibits and Reports on Form 8-K

a) Exhibits

None

b) Reports on Form 8-K

None were filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORBIS DEVELOPMENT, INC.

Registrant

By: /S/ DAVID A. STOVER

July 13, 2001	Secretary (Principal Financial Officer)

Date