Form 10QSB
period 2001-09-30
ORBIS DEVELOPMENT INC
filed 2001-11-14
CIK 1137417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
               [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

             Commission file number 000-32509

                             ORBIS DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                          88-0396452
 (State of Incorporation)                      (IRS Employer Identification No.)


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

[1]      Yes   X       No                    [2]     Yes   X         No
         -----------   -----------                   -----------     ---------


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 1, 2001

       Common Stock, $.001 par value                          5,517,000
                (Class)                                    (Number of shares)


Transitional Small Business Format Disclosure (check one):

Yes             No     X
   ----------     ------------

                             ORBIS DEVELOPMENT, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2001

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 --------
PART I       Financial Information

Item 1.      Condensed Financial Statements:

                   Condensed Balance Sheets (Unaudited)--September 30, 2001
                   and December 31, 2000                                                            2

                   Condensed Statements of Operations (Unaudited)  For
                    the Three and Nine Months Ended September 30, 2001
                    and 2000 and For the Period January 27, 1997
                    (Date of Inception) through September 30, 2001                                  3

                   Condensed Statements of  Stockholders' Equity
                    (Unaudited) From January 27, 1997 (Date of Inception)
                    through December 31, 2000 and for the Nine Months
                    Ended September through September 30, 2001                                      4

                   Condensed Statements of Cash Flows (Unaudited)
                    For the Nine Months Ended September 30, 2001
                    and 2000 and For the Period January 27, 1997
                    (Date of Inception) through September 30, 2001                                  5

                   Notes to Condensed Financial Statements                                          6

Item 2.      Management's Discussion and Analysis or Plan of Operation                             10

PART II      Other Information                                                                     12

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signature page                                                                                     13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
                             ORBIS DEVELOPMENT, INC
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                                 2001              2000
                                                                                        -------------     -------------
                                                                                                            (SEE NOTE)
                                     ASSETS
CURRENT ASSETS
     Cash                                                                               $      68,236     $     34,499
     Notes receivable                                                                         110,000          155,000
     Other current assets                                                                         437           10,008
                                                                                        -------------     -------------

         TOTAL CURRENT ASSETS                                                           $     178,673     $     199,507

EQUIPMENT, LESS ACCUMULATED DEPRECIATION                                                        7,263             6,038

OTHER ASSETS                                                                                   26,683                --

INVESTMENTS IN SECURITIES                                                                   1,021,000         1,045,000
                                                                                        -------------     -------------

TOTAL ASSETS                                                                            $   1,233,619     $   1,250,545
                                                                                        =============     =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                                   $     135,876     $      39,457
     Accrued expenses                                                                             861            20,907
                                                                                        -------------     -------------

         TOTAL CURRENT LIABILITIES                                                            136,737            60,364
                                                                                        -------------     -------------

LONG-TERM CONVERTIBLE NOTES FROM STOCKHOLDERS,
     NET OF UNAMORTIZED DISCOUNT OF  $98,400                                                  532,000                --
                                                                                        -------------     -------------

STOCKHOLDERS' EQUITY
     Preferred Stock -5,000,000 shares authorized; none issued
     Common stock - $0.001 par value; authorized 25,000,000 shares;
        issued and outstanding: 5,517,000 shares at September 30, 2001 and
        5,445,750 at December 31, 2000                                                          5,517             5,446
     Additional paid-in capital                                                             3,049,339         2,906,910
     Deferred compensation                                                                    (50,781)          (81,250)
     Deficit accumulated during the development stage                                      (2,439,193)       (1,640,925)
                                                                                        -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY                                                           564,882         1,190,181
                                                                                        -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $   1,233,619     $   1,250,545
                                                                                        =============     =============


                  See notes to condensed financial statements.

Note - The balance sheet at December 31, 2000, has been derived from audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                       FOR THE
                                                                                                        PERIOD
                                                                                                       JANUARY
                                                                                                       27, 1997
                                                   FOR THE                    FOR THE                  (DATE OF
                                             THREE MONTHS ENDED           NINE MONTHS ENDED           INCEPTION)
                                                 SEPTEMBER 30,              SEPTEMBER 30,              THROUGH
                                         -------------------------------------------------------      SEPTEMBER 30,
                                                 2001          2000           2001          2000          2001
                                         ------------  ------------   ------------  ------------   --------------
INTEREST INCOME                          $     15,106  $      8,659   $     45,388  $     18,295  $     85,711


INTEREST EXPENSE                               (9,559)            -        (13,333)            -       (13,333)

OPERATING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  (315,845)      (48,101)      (830,323)      (88,431)   (1,321,181)

PROVISION FOR IMPAIRMENT OF
   INVESTMENT IN SECURITIES                        -             -               -            -       (150,000)
                                         ------------  ------------   ------------  ------------  ------------

LOSS FROM CONTINUING OPERATIONS              (310,298)      (39,442)      (798,268)      (70,136)   (1,398,803)
                                         ------------  ------------   ------------  ------------  ------------

DISCONTINUED OPERATIONS
   Loss from online casino operations,
      no related income tax                        -             -              -             -     (1,390,390)
   Gain on sale of online casino
      operations, no related income tax            -             -              -             -        350,000
                                         ------------  ------------   ------------  ------------  ------------

LOSS FROM DISCONTINUED OPERATIONS                  -             -              -             -     (1,040,390)
                                         ------------  ------------   ------------  ------------  ------------

NET LOSS                                 $   (310,298) $    (39,442)  $   (798,268) $    (70,136) $ (2,439,193)
                                         ============  ============   ============  ============  ============

BASIC AND DILUTED LOSS PER
   COMMON SHARE                          $      (0.06) $      (0.01)  $      (0.14) $      (0.01)
                                         ============  ============   ============  ============

WEIGHTED AVERAGE COMMON SHARES
   USED IN PER SHARE CALCULATIONS           5,517,000     5,114,500      5,507,432     4,880,068
                                         ============  ============   ============  ============





                  See notes to condensed financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                                                    DEFICIT
                                                                                                                  ACCUMULATED
                                                              COMMON STOCK           ADDITIONAL                    DURING THE
                                                        -----------------------       PAID-IN       DEFERRED      DEVELOPMENT
                                                        SHARES           AMOUNT       CAPITAL     COMPENSATION       STAGE
                                                        ------           ------       -------      ------------      -----
BALANCE AT JANUARY 27, 1997
   (DATE OF INCEPTION)                                        -    $         -      $       -      $       -    $         -
Issuance of common stock for compensation
  from the reorganization of Cyber Games,
  Ltd., March 1997, $0.10 per share                   3,002,500          3,003        297,247              -              -
Issuance for cash in 1997 in private
  placement at $4.00 per share, net of
  $14,394 offering costs                                210,000            210        825,396              -              -
Conversion of shareholder loans, January
  through June 1998, $0.50 per share                    425,530            426        212,339              -              -
Issuance for cash in 1998 in private
  placement at $0.50 per share                        1,064,470          1,064        531,171              -              -
Shares redeemed in 1998 for disposition
  of online casino operations at $0.50
  per share                                            (700,000)          (700)      (349,300)             -              -
Shares redeemed in 1998 for cash at
  $3.25 per share                                       (10,000)           (10)       (32,490)             -              -
Shares redeemed October 1998, paid
  January 25, 1999 with cash, $0.40
  per share                                            (900,000)          (900)      (359,100)             -              -
Compensation in 1998 related to grant
  of stock options                                            -              -          1,500              -              -
Issuance for cash in 1999 private placement
  at $0.50 per share                                    420,000            420        209,580              -              -
Issuance in exchange for 1999 cancellation
  of option, 10,000 shares at $0.50 per share            10,000             10          4,990
Shares redeemed in 1999 for cash                         (8,000)            (8)        (9,992)             -              -
Issuance in 2000 for MasterCoin equipment,
  leaseholds and other assets at fair value,
  or $0.63 per share                                  1,600,000          1,600      1,013,400              -              -
Grant of restricted stock in 2000                       100,000            100        124,900        (81,250)             -
Issuance in 2000 for cash in private placement at
  $2.00 per share, net of estimated offering
  costs of $25,000                                      231,250            231        437,269              -              -
Net loss for the period from January 27,
  1997 (date of inception) through
  December 31, 2000                                           -              -              -              -     (1,640,925)
                                                    -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2000                          5,445,750          5,446      2,906,910        (81,250)    (1,640,925)

Issuance for cash in private placement at
  $2.00 per share                                        71,250             71        142,429              -              -
Amortization of deferred compensation                         -              -              -         30,469              -
Net loss for the nine-month period ended
September 30, 2001                                            -              -              -              -       (798,268)
                                                    -----------    -----------    -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2001                         5,517,000    $     5,517    $ 3,049,339    $   (50,781)   $(2,439,193)
                                                    ===========    ===========    ===========    ===========    ===========



                  See notes to condensed financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           FOR THE PERIOD
                                                                                                                  JANUARY
                                                                                                                 27, 1997
                                                                                        FOR THE                  (DATE OF
                                                                                  NINE MONTHS ENDED            INCEPTION)
                                                                                     SEPTEMBER 30,                THROUGH
                                                                         -------------------------------    SEPTEMBER 30,
                                                                                  2001              2000             2001
                                                                         -------------     -------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                             $    (798,268)   $      (70,136)   $  (2,439,193)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Stock issued for research and development services                            -                 -          300,250
       Proceeds from sale of equipment less gain realized                            -             8,409            8,409
       Depreciation                                                              1,129             5,414           18,651
       Compensation from stock options and restricted stock                     30,469                 -           80,719
       Gain on sale of discontinued operations                                      -                  -         (350,000)
       Provision for impairment of investments in securities                        -                  -          150,000
       Interest income converted to common stock of investee                   (36,000)                -          (36,000)
     Change in operating assets and liabilities:
       Other current assets                                                      9,571           (10,628)            (437)
       Accounts payable and accrued expenses                                    76,373           (32,652)         136,737
                                                                         -------------     -------------    -------------
       NET CASH USED IN OPERATING ACTIVITIES                                  (716,726)          (99,593)      (2,130,864)
                                                                         -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Collection from (advance to) affiliate                                           -           175,000                -
    Issuance of notes receivable - related parties                              (5,000)         (175,000)        (180,000)
    Collections on notes receivable - related parties                           50,000                 -           70,000
    Investments in securities                                                  (60,000)         (495,000)      (1,255,000)
    Proceeds from sales of securities                                          120,000                 -          120,000
    Long-term deposits                                                         (26,683)                           (26,683)
    Purchase of equipment                                                       (2,354)                -          (34,323)
                                                                          ------------     -------------    -------------
       NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                     75,963          (495,000)      (1,306,006)
                                                                         -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                     142,500          1,015,000       3,162,841
    Proceeds from loans from stockholders                                      532,000                 -          841,765
    Principal payments on loan from stockholder                                      -                 -          (97,000)
    Redemption of common stock                                                       -                 -         (402,500)
                                                                         -------------     -------------    -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                               674,500         1,015,000        3,505,106
                                                                         -------------     -------------    -------------

NET INCREASE IN CASH                                                            33,737           420,407           68,236
CASH - BEGINNING OF PERIOD                                                      34,499             4,413                -
                                                                         -------------     -------------    -------------
CASH - END OF PERIOD                                                     $      68,236     $     424,820    $      68,236
                                                                         =============     =============    =============




                  See notes to condensed financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS PURPOSE - To date, Orbis Development, Inc., (the "Company" or "Orbis") has not commenced its core operating activities and is considered a development stage enterprise. Starting in the fourth quarter of 2001, Orbis intends to deploy technology that will facilitate pari-mutuel wagering over the Internet and e-Commerce payment processing, including payments using the equivalent of a prepaid ATM Card, although there is no assurance the Company will be able to do so. Additionally, the Company has invested in strategic partners and other entities that provide products and services that relate to, support or are compatible with the Company's other business pursuits.

BASIS OF PRESENTATION-- The accompanying unaudited condensed financial statements have been prepared by management in accordance with generally accepted accounting principles for interim financial information and related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to the Company's financial statements and footnotes thereto included in its Registration Statement on Form 10-SB, which, as amended, was filed with the Securities and Exchange Commission on June 4, 2001.

In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month and nine-month periods ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

USE OF ESTIMATES - The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from the estimates.

BUSINESS CONDITION AND RISKS - The Company has not had any revenue generating activity since inception and in June 1998 it discontinued the development of its online casino gaming business. Through September 30, 2001, the Company has accumulated losses since inception of approximately $2,439,000, including a loss of approximately $798,000 during the nine-month period ended September 30, 2001. The Company has used cash in operating activities since inception of approximately $2,095,000, including approximately $681,000 used for the nine-month period during 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to deploy technology that generates sufficient revenue and cash flow to meet its obligations and/or to obtain additional or sell assets as may be required to fund current operations. Management is in various stages of negotiations of agreements that would permit the Company to commence its proposed operating activities during the third and fourth quarters of 2001, and is hopeful these agreements will permit the Company to generate sufficient revenue and cash flow to continue as a going concern.

PRINCIPLES OF CONSOLIDATION - The Company has formed certain subsidiaries to conduct its proposed business activities. None of its subsidiaries have had any operations since inception and remain dormant as of September 30, 2001. The financial statements of the subsidiaries are not material and are not included in the accompanying financial statements.

RESTRICTED CASH--Under an agreement with a United States bank that permits the processing of credit card transactions, the Company has agreed to establish at the bank a deposit account reserved for the payment of possible credit card transaction charge backs. The Company has deposited approximately $20,000 as of September 30, 2001, and it has agreed to deposit an additional $10,000 in October. Additionally, the Company makes monthly contributions at the rate of five basis points multiplied by the dollar volume of Visa or MasterCard sales drafts processed.

STOCK-BASED COMPENSATION - Stock-based compensation relating to stock options granted to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by the Black-Scholes' option pricing model.

INCOME TAXES - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. These deferred tax assets or liabilities are measured using the tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2001, approximately 1,678,000 potentially issuable common shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2 -- NOTES RECEIVABLE

During 2001, the Company extended the due dates for loans made during 2000 to two parties who pledged as collateral certain shares of common stock of publicly traded companies. During the three months ended September 30, 2001, the Company sold one of the notes, without recourse, at its face value. The remaining loan outstanding at September 30, 2001 is due from a consultant, has a principal balance of $110,000 and bears interest at 12%. The Company is actively pursuing collection of this note, and believes it has adequate security for recovery of the amounts outstanding in the event of payment default.


NOTE 3 -- INVESTMENTS IN SECURITIES

The Company has invested in several privately owned companies, which generally represent strategic partners or other entities that the Company anticipates will provide products and services that relate to, support, or are otherwise compatible with the Company's business pursuits. At September 30, 2001, the Company's investments are in common or common equivalent securities, and they represent ownership interests ranging from 0.2% to 17.5% of each investee. None of the Company's investments were made for purposes of trading, and none were acquired with the intention of selling them in the near term. None of the investments have a readily determinable fair market value. The investments are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired.

During 2000, the Company made investments totaling $1,195,000 in debt securities, preferred stock or common equity securities of four private companies. During 2001, the Company invested an additional $36,000 with one investee as a byproduct of a re-capitalization of the investee. The Company had previously invested in equity-linked debt securities of this privately held company. Additionally during 2001, the Company invested $60,000 for a 17.5% ownership interest in a private company. Finally, during 2001, the Company sold one of its investments for cash of $120,000, which represented the original cost and carrying amount of the security sold. Accordingly, no gain or loss was recognized.

The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible permanent impairment. With respect to one investment, management determined in 2000 that circumstances indicated the investment's current value was less than original cost and the decline was other than temporary. Accordingly, a provision for impairment of $150,000 was recognized during 2000 to reduce the cost to reflect the estimated value. During the nine-month period ended September 30, 2001, no indicators of impairment appear to exist and no provision for impairment was recognized. Management believes the current value of investments equals or exceeds the related cost and carrying amount.

NOTE 4 - LONG-TERM CONVERTIBLE NOTES PAYABLE

From April through June 2001, the Company issued $325,000 of 10% convertible promissory notes for $325,000 to two existing shareholders, including $100,000 from the Company's Chairman and Chief Executive Officer. The notes were unsecured and due on October 1, 2002, with interest at 10% payable quarterly. The notes were convertible into common stock at a conversion rate of $2.50 per share at anytime from the date of issuance prior to their maturity date. In connection with a private placement of convertible notes during the third quarter of 2001, the Company reached agreement on September 30, 2001, with the holders of these notes to modify the original terms of the notes. Under the modified terms, the due date of the notes was extended to October 1, 2003, the interest due was deferred until maturity, and the face amount of the notes was increased by $65,000 to $390,000. The resulting $65,000 discount represents imputed interest to maturity at the rate of 10% and is being amortized over the term of the notes to maturity. In exchange for the extension of the term and the deferral of interest due, the Company agreed to revise the conversion rate for the new notes to $1.50 per share based on the fair value of the Company's common stock at the date the notes were modified. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the modification of the conversion rate.

During August and September 2001, the Company realized proceeds of $167,000, including $67,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $200,400 of non-interest bearing convertible promissory notes to four existing shareholders. The issuance of these notes resulted in recognition of a $33,400 discount, based on an imputed interest rate of 10%. The discount is being amortized over the term of the notes to maturity. The Company also received proceeds of $40,000 from the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders can convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the conversion rate.

NOTE 5 -- STOCKHOLDERS' EQUITY

Effective March 1, 2001, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock by 5,000,000 shares to 25,000,000 shares and to create an authorized class of preferred stock comprising 5,000,000 shares. During 2001, the Company issued 71,250 shares of restricted common stock in connection with a private placement offering to two investors in exchange for cash of $142,500, or $2.00 per share. This private placement closed on March 31, 2001.

NOTE 6 -- STOCK OPTIONS

During the nine month period ended September 30, 2001, the Company granted options to two employees for the purchase 230,000 shares of common stock. The options had exercise prices ranging from $1.25 to $2.00, which was equal to the fair value of the Company's common stock on the date of grants. Additionally, each of the Company's four Directors was granted non-qualified stock options for the purchase of 35,000 shares at an option price of $2.00 per share, which amount exceeded the fair value of the Company's common stock at the date of grant. During the nine months ended September 30, 2000, 6,000 option shares were forfeited and canceled. After taking into effect the above option activity, the Company had 1,257,500 options outstanding at September 30, 2001, including 598,500 options that are currently exercisable at an average price of $1.25 per share.

NOTE 7--NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2001 (as discussed in Note 3) as part of a re-capitalization of one investee, the Company converted $36,000 of its accrued interest receivable into common stock of the investee. During 2000, restricted stock was issued to a key employee as deferred compensation. Compensation expense is recognized as the stock vests.

NOTE 8--SUBSEQUENT EVENTS

In October 2001, the Company consummated a five-year agreement under which it will be able to provide Internet off-track betting operations with direct access to major U.S. racetracks. The Company will receive all services and systems necessary to make available Internet off-track betting operations with direct access to major U.S. racetracks in exchange for the payment of a monthly fee and direct expenses related to betting activity, all as defined in the agreement.

In October 2001, the Company borrowed $40,000 from its Chairman and Chief Executive Officer and it financed an outstanding $45,000 account payable using a short-term note. These borrowing are due April 12, 2002 and bear interest at 9%. Additionally, through November 12, 2001, the Company raised an additional $75,000 from net proceeds under the convertible note offering described in Note 4 to the financial statements. The face amount of the notes is $90,000, and these borrowings are under terms identical to the paid-in-kind notes outstanding at September 30, 2001, except they are due 24 months from the date of issuance. Following issuance of these notes the offering was terminated, and 60,000 additional shares of common stock have been reserved for issuance upon conversion.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Safe Harbor" Statement. Under the United States Private Securities Litigation Reform Act of 1995. Statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results.

Orbis has been a development stage company since its organization in January 1997. To date, Orbis has not produced any net revenues from operations or from its core business activities. Orbis has incurred losses through September 30, 2001 of approximately $2,439,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with building an Internet casino business. In June 1998, Orbis abandoned its attempt to develop an Internet casino.

Due to operating losses and negative cash flows from operating activities during the development stage, the Company's auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. Management anticipates Orbis' ability to continue as a going concern will be dependent upon its ability to launch its proposed core service activities and generate sufficient revenue and cash flow to meet its obligations and/or to continue to obtain additional financing or sell assets as may be required to fund current operations. Orbis is in various stages of negotiations of agreements and other activities that may permit the Company to commence operating activities by the end of 2001. Management anticipates these proposed agreements and other activities would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2001 the Company has generated $3,505,000 in net proceeds from private placement offerings and other financing activities, including $674,500 for the nine-month period ended September 30, 2001. From inception through September 30, 2001, Orbis used cash in operating activities of $2,095,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998. Additionally, since inception, the Company has used $1,342,000 in investment activities, including $1,171,000 invested in securities issued primarily by our strategic partners. As of September 30, 2001, our current assets and current liabilities were $179,000 and $137,000, respectively.

Starting in 2000 management began working with several strategic technology providers and initiated plans to focus Orbis' principal business activities in two areas. First, to provide services as an Independent Service Organization/Merchant Portfolio Service Provider, whereby Orbis will act as the intermediary in the exchange of information that must occur between merchants and credit card issuers before credit card transactions can be processed and settled. In that regard, Orbis proposes to establish arrangements and relationships to provide credit card processing services for merchants. Second, Orbis intends to provide services that facilitate online pari-mutuel wagering. During 2001, Orbis has continued negotiation of agreements and other activities under which management expects Orbis will begin to deploy a solution for electronic payment processing of credit card transactions and a process that facilitates pari-mutuel wagering over the Internet during the fourth quarter of 2001. Based on the status of discussions, management currently anticipates that Orbis may reach commercial viability for our proposed core business activities prior to March 31, 2002.

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2001 would stem only from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment.

Several factors related to the launch of the Company's proposed services remain outside of its control, and there can be no assurance Orbis will achieve commercial viability on its anticipated timeline. In that regard, Orbis expects it will need to obtain additional funding to support its operations. Management currently is working to obtain additional funding from several sources, including the sale of certain of our investments, the collection of notes receivable and additional borrowings. Because Orbis has no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts.

It is possible Orbis will not reach commercial viability on its anticipated timeline or that Orbis will not raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur prior to the date we reach commercial viability. Orbis' inability to obtain any needed additional financing in a timely manner would have a material adverse effect on the Company, including possibly requiring us to significantly curtail Orbis' operations.

                           PART II--OTHER INFORMATION

ITEM 1    Legal Proceedings
                  None; not applicable.

ITEM 2    Changes in Securities
                  In July 2001, the Company commenced a private offering of convertible notes, and during August and September issued convertible notes realizing net proceeds in the aggregate amount of $532,000 from five investors, each of whom was an existing shareholder, including James Egide, the Company's Chairman of the Board and Chief Executive Officer. The net proceeds received by the Company included the exchange of unsecured convertible promissory notes in the aggregate amount of $325,000 previously issued by the Company to two shareholders, including Mr. Egide. Of the convertible notes issued, an aggregate of $590,400 were non-interest bearing notes that were issued at a discount of $98,400, representing interest imputed at a 10% rate. The other note issued was for $40,000, and it bears interest at 10% payable quarterly. The newly issued notes are convertible at a price of $1.50 per share, which the Company's Board of Directors believes reflects the fair market value of the Company's common stock on the date the notes were issued. The newly issued notes are due on October 1, 2003. The Company's management conducted the offering without receiving any additional compensation therefore. The offering was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended, principally because investors had a pre-existing relationship with the Company and they represented that they were "accredited investors," and had such background, education and experience in financial and business matters as to be able to evaluate the merits and risks of any investment in the securities. In addition, the investors were provided with disclosure materials and all information requested by the investors with respect to the Company and the offering. Furthermore, there were no general solicitation activities undertaken by the Company in connection with the offering. The investors also acknowledged that the securities being purchased were "restricted securities" for purposes of the Securities Act, and the Company placed a legend on the convertible notes stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3    Defaults on Senior Securities
                   None; not applicable

ITEM 4   Submission of Matters to a Vote of Security Holders
                   None; not applicable

ITEM 5    Other Information
                   Not applicable

ITEM 6    Exhibits and Reports on Form 8-K

     a)   Exhibits
         Exhibit 10.1-- Agreement between the Company's wholly owned subsidiary, Global Interamericana, L.T.D.A, and Racing Services de Mexico, S.A. DE C.V. relating to services and systems used to make available Internet off-track betting operations with direct access to major U.S. racetracks.

     b)   Reports on Form 8-K
                 None filed

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    ORBIS DEVELOPMENT, INC.
                                    ----------------------
                                        Registrant

                                    By:   /S/ DAVID A. STOVER
                                       --------------------------
November 13, 2001                      Secretary (Principal Financial Officer)
------------------
      Date

                                 EXHIBIT INDEX


EXHIBIT NO.                              DESCRIPTION
-----------                              -----------

   10.1     --   Agreement between the Company's wholly owned subsidiary, Global
                 Interamericana, L.T.D.A. and Racing Services de Mexico, S.A. DE
                 C.V. relating to services and systems used to make available
                 Internet off-track betting operations with direct access to major U.S. racetracks.