Form 10KSB40
period 2001-12-31
ORBIS DEVELOPMENT INC
filed 2002-03-27
CIK 1137417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                             ORBIS DEVELOPMENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                 000-32509                     88-0396452
(State or other jurisdiction of            (Commission file number)           (I.R.S. Employer
 incorporation or organization)                                              Identification No.)

                               313 ELKS POINT ROAD
                            ZEPHYR COVE, NEVADA 89448
          (Address of Principal Executive Offices, including Zip Code)

                                 (616) 285-8121
                           Issuer's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $0.001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Issuer had no operating revenues for its most recent fiscal year.

The aggregate market value of the Common Stock held by non-affiliates of the issuer based upon the closing sale price of the Common Stock on February 28, 2002 was approximately $3,290,000.

The number of shares Common Stock outstanding as of February 28, 2002 was 5,529,000.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE): YES     ; NO  X
                                                               ----     ---

The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Such forward-looking statements are included under Item 1. "Business" and Item 6. "Management's Discussion and Analysis or Plan of Operation." All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1. "Business," including the section "Risk Factors Regarding our Business and Proposed Services," and Item 6. "Management's Discussion and Analysis or Plan of Operation." All subsequent written and oral forward-looking statements attributable to Orbis Development, Inc. or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

                                     PART I

ITEM 1.  BUSINESS

    ORBIS DEVELOPMENT, INC., formerly known as CyberGames International, Inc. and MasterCoin, Inc. ("Orbis") was incorporated on January 27, 1997 in the State of Nevada. To date, we have not commenced operations of our core businesses and we are still a development stage enterprise. During 2000 our management, working with certain strategic partners, initiated plans to focus our principal business activities in two areas. First, we intend to provide services as an "independent service organization," whereby we will establish arrangements and relationships to provide credit card processing services for banks and their merchants. Second, we intend to deploy technology and provide services designed to facilitate online pari-mutuel wagering.

    From January 1997 until October 1998, our business operations consisted primarily of efforts to develop and market online casino services. In June 1998 we discontinued developing online casino services and sold the online casino-related assets and operations to a former shareholder in exchange for the return of 700,000 shares of our common stock. In August 1999, we acquired certain software, leasehold interests and equipment that constituted the business of MasterCoin ("MasterCoin") in exchange for 6,925,000 shares of our common stock. MasterCoin is a provider of electronic currency for Internet gaming. In February 2000, we returned the MasterCoin software to the vendor in exchange for cancellation of 5,325,000 of the shares of our common stock issued to such vendor. Then in April 2000, we sold the remaining MasterCoin leasehold interests and equipment in exchange for $1,015,000 in cash.

    Our principal executive offices are located at 313 Elks Point Road, Zephyr Cove, Nevada 89448, and our telephone number is (775) 771-5115. We also have three other locations from which we operate. We have a sales and marketing office at 400 Bel Marin Keys Blvd., Novato, California 94949. We also have customer support offices located in St. Petersburg, Florida and Fargo, North Dakota.

OUR PROPOSED PAYMENT PROCESSING SOLUTION

    We believe electronic commerce will continue to offer significant business opportunities for new and established businesses, financial institutions, and consumers. However, the actual execution of business transactions electronically requires a secure, cost-effective, and reliable means to collect payment data for the goods or services being sold. Until recently, merchants desiring to accept credit cards for the payment of goods and services had to rely almost exclusively on expensive, hard-wired cash registers and proprietary credit card reader terminals. The advent of the Internet and advances in personal computing are making it increasingly convenient for merchants to process payment transactions through flexible, inexpensive software-based solutions operating on personal computers or personal computer-based electronic cash registers.

 We originally intended to establish strategic relationships whereby we would serve as a merchant portfolio servicer providing our own payment solutions to merchants outside of the United States. However, during 2001 certain international banks began to take a more dominant role in the processing of credit transactions and related activity. Accordingly, we now expect we will serve primarily as an independent sales organization for all of our bank customers. In this capacity, we will provide acquiring banks referrals of potential merchants for whom they would provide their payment processing solution. For the majority of our business in this area, we anticipate that our bank customers will be responsible for merchant underwriting and monitoring activities and we will locate, investigate and submit merchants we judge to be qualified for participation consistent with agreed-upon underwriting standards. We also will respond to merchants' inquiries and provide support and training as needed.

    We plan to target merchants with either point-of-sale or online business for referral to our bank customers. We intend to ensure merchants are offered end-to-end service, which means that we expect the payment solution provided to the merchant will allow it to initiate, authorize, process, and manage credit card transactions in a real-time, online environment. Additionally, we expect the payment solution offered by our bank customers will meet the needs of sophisticated e-commerce merchants, as well as traditional point-of-sale merchants who seek to expand their business to the Internet. We anticipate we will provide customer service professionals who will promptly deal with complaints or questions from merchants. We also propose to provide input and oversight for the merchant acceptance and fraud detection processes on behalf of our bank customers. We intend to offer superior performance and customer support for all types of payment transactions that can be sent over the Internet to bank networks and processors.

    To date, we have established relationships with one domestic bank and one international bank for referral of potential merchants. We do not anticipate we will develop any exclusive relationships with banks because they will tend to rely on numerous providers for referrals of merchants. Under our proposed arrangements to provide merchant referrals, we will generate revenues from transaction volumes processed by our customer bank for the merchants we refer. Our compensation will be derived primarily from three sources, the merchant's discount rate, the merchant's transaction fee and various set monthly fees. The discount rate is expressed as a percentage of the amount being processed. Once set, this percentage would be deducted from the amount of each transaction submitted for processing by the merchant, with the net amount deposited into the merchant's bank account. We expect discount rates may range from 1.65% to 6.5%. Generally, we expect we would charge a transaction fee for transactions processed, and we would anticipate our transaction fee to range from $.05 up to $0.75 per transaction. Ultimately, we expect amounts ranging from 65% to 80% of the discount rate and fees charged to merchants will be credited to card-issuers, the card-issuing organizations and the sponsoring bank. Additionally, the international bank has contracted with an agent to whom we will pay a fee for local support, marketing and communication with the bank.

    Our current agreement with the domestic bank has a two-year term with 2 renewals of two years each. The arrangement with the international bank can be terminated by either party with 60 days notice, but our referral fee for any merchants remaining with the bank would continue to be paid to us until the merchant terminates the relationship.

       We have an internal sales force to expand the merchant base for the payment processing services offered by our bank customers. This sales force will initially focus on our existing banking and merchant relationships. In addition, we anticipate they will develop leads for certain targeted classes of potential online merchants, as well as other traditional retailers who understand the benefits of the payment solution offered by our bank customers. We intend to market to banks and potential merchants throughout the world.

    In the future we may identify opportunities to provide portfolio services on behalf of additional acquiring banks for their merchants as we initially envisioned. We intend to exploit these opportunities using the Orbis payment processing solution we began developing in 2000 and 2001. We anticipate that the Orbis solution will use software that we propose to obtain from third-party developers, coupled with our tailored marketing and customer service approach. We also would oversee the merchant acceptance and fraud detection processes on behalf of banks. We intend to offer superior performance and customer support for all types of payment transactions that can be sent over the Internet to bank networks and processors.

     If we ultimately were able to deploy our payment processing solution, we would facilitate credit card payment processing for merchants globally serving as an intermediary in the exchange of information that must occur among banks, merchants and credit card issuers before merchant credit card transactions can be settled. We believe our solution will satisfy the need for secure, cost-effective online transaction processing. We propose to do this with a collection of sophisticated payment processing applications. These applications would be developed by companies with which we have strategic partnerships and, in certain cases, in which we have made an investment. We would offer electronic transaction processing services to merchants with either point-of-sale or online business. We also would offer end-to-end service, which means that we expect the Orbis payment processing solution will allow our customers to initiate, authorize, process, and manage credit card transactions in a real-time, online environment. Additionally, we have positioned the Orbis solution to meet the needs of sophisticated e-commerce merchants, as well as traditional point-of-sale merchants who seek to expand their business to the Internet. We propose to provide customer service professionals who will promptly deal with complaints or questions from merchants.

OUR PROPOSED ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES

    In 2000 we formed a subsidiary, WWW Global Interamericana, Ltd., a Costa Rican corporation (Global Limited). As of the date of this report, Global Limited has not commenced active business operations, but it has had extensive negotiations with Racing Services of Mexico, Ltd. to develop support services for pari-mutuel horse racing in Mexico, Central America and South America. Global Limited has also worked closely with a co-developer of software that will be designed to support pari-mutuel horse racing. We currently are in the final stages of testing of the software and telecommunications elements of what we call the Global Pari-mutuel Network.

    We presently own all of the outstanding capital stock of Global Limited; however, under a proposed agreement with the other co-developer of our pari-mutuel business plan, they would receive 25% of Global Limited's net profits in exchange for technology, marketing and distribution support. We expect, pursuant to a verbal understanding, we may issue up to 250,000 shares of our common stock pursuant to a proposed option arrangement whereby we would eliminate the Global Limited profit share payable to the co-developer. Global Limited also is in the final stages of negotiations of a software license agreement under which it expects to acquire an exclusive, worldwide license to use and commercialize the pari-mutuel software for a period of 2 years, with automatic annual renewals so long as certain minimum royalty payments are made. It is anticipated that the co-developer would provide all updates, upgrades, enhancements, improvements and support and maintenance services to customers of the Global Pari-mutuel Network. Global Limited would pay a royalty fee associated with the total amount of the pari-mutuel wagers as defined in the agreement. It is anticipated that Global Limited would forfeit exclusivity over time if royalty fees do not reach certain levels to be specified in the agreement.

    During 2001 we completed negotiations with Racing Services, Inc. (RSI), a U.S. company with headquarters in Fargo ND, concerning the deployment of our online pari-mutuel wagering support services. RSI has established relationships with, and facilitates pari-mutuel betting for over 70 horse and dog racing tracks throughout the United States. It also operates in Mexico, Central America and South America through a wholly owned subsidiary, Racing Services de Mexico, S.A. de C.V (RSI-MEX). Under the agreement with RSI-MEX, Global Limited would, in exchange for a fee, provide customer service and facilitate arrangements between our licensed online international off-track betting parlors and RSI-MEX. Through the Global Pari-mutuel Network, customers of online international off-track betting operations would be provided access to pari-mutuel pools, real-time odds, scratches, daily results lines, daily race programs, past performance programs data, and other handicapping data and information concerning available pools. We believe the Global Pari-mutuel Network would be the only source providing online pari-mutuel wagering in Mexico and South and Central America, although there can be no assurance that other enterprises have not undertaken and will not undertake competitive operations.

    Pari-mutuel wagering is a system of cooperative betting in which the holders of winning tickets divide the total amount of money bet on a race, after subtracting taxes, racetrack fees and other expenses. The uniqueness of pari-mutuel wagering is that the public itself determines the payoff odds (e.g. if many people have bet on the actual winner of a contest, then the payoff will be relatively low, simply because many winners will divide the pool). Pari-mutuel wagering is the accepted betting procedure at horse racing and dog racing tracks throughout the world, and although pari-mutuel wagering is used with respect to other types of racing or games, the term pari-mutuel wagering as used herein means the accepted betting procedure for horse and dog races.

     Pari-mutuel wagering is governed by State legislation. The states adopt and enforce rules and regulations requiring all entities involved in pari-mutuel horseracing to be licensed. States prohibiting pari-mutuel wagering include Alaska, District of Columbia, Georgia, Hawaii, Mississippi, North Carolina, South Carolina, and Utah.

     From a Federal regulatory standpoint, the Interstate Horseracing Act of 1978 (IHRA) regulates pari-mutuel wagering on horseracing across state lines. This statute was created to remove pari-mutuel horseracing from illegal wagering activities covered by the Federal Wire Act (Chapter 18 USC). The IHRA was amended in December 2000 to clarify that pari-mutuel wagering may be placed via telephone or other electronic media (including the Internet), and accepted by an off-track betting system where such wagers are lawful in each state involved. Thus, management believes existing Federal Statutes appear to allow pari-mutuel wagering on horse races and the Wire Act would not indirectly prohibit the same activities. However, other Federal Laws impacting gaming activities include The Interstate Horse Racing Act, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act. Certain legislation is currently being considered in Congress and individual states in this regard. In addition, the United States Justice Department is in the process of taking action against selected companies that it deems to be operating without proper licensing and regulatory approval. Generally, we understand these actions have been taken against sports book operations.

      Currently, certain online international off-track betting parlors permit their customers to bet on horse races taking place within the United States. However, their customers are not included in the general pari-mutuel pool created for the races, and they do not normally have access to real-time racing odds that result from the betting decisions of other participants.

     If Global Limited is successful in negotiating its pari-mutuel license agreements and if the Global Pari-mutuel Network is able to broker and facilitate these relationships on a commercially viable basis, we believe participants will benefit in two key ways. First, online international off-track betting parlors will be able to offer real-time pari-mutuel wagering services to their customers. Second, customers of online international off-track betting parlors will enjoy expanded pari-mutuel wagering opportunities, in that they will have real-time odds and racing forms and access to the direct pools at host tracks.

COMPETITION

    ORBIS PAYMENT PROCESSING SOLUTION: The market for payment processing services of the sort we propose to market is rapidly evolving. Accordingly, there can be no assurance we will compete successfully.

    Although the electronic financial transaction industry is relatively new, it has generated a good deal of interest because it permits merchants to obtain prompt payment for their sales of goods and services at a relatively small price. As a result, the business is very competitive and there are many businesses seeking to sell such services or to process such transactions. The market for payment processing services also is subject to rapid technological change.

    We believe our principal competitors will include independent processors and developers of other systems for e-commerce transaction processing, as well as certain major national and regional banks, financial institutions, and independent sales organizations. We also expect to face competition from online merchants who have made large initial investments in the development of custom systems and may therefore be less likely to adopt an outsourced transaction processing strategy.

    Many of the companies with which we will compete in payment processing have established operating histories, substantially greater financial, technical, marketing or other resources, or greater name recognition than we do. Competition from those companies, as well as others, could seriously impede our ability to sell additional services on terms favorable to us. Our current and potential competitors may develop and market new technologies that render our existing or future services obsolete, unmarketable or less competitive. Competitive pressures would likely require the reduction of the prices we expect to realize from our services, which could materially and adversely affect our business, results of operations, or financial condition.

    We expect we will compete on the basis of several key factors, including customer support, system reliability and performance, ease of implementation, and price. We believe the technology offered by our bank customers may presently have an edge over their competitors because it offers a variety of simple, inexpensive and flexible electronic transaction processing methodologies, and because it offers superior customer service support. We expect their payment solution will ultimately compete favorably with respect to each of these factors.

    ORBIS ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES: We are aware of no current sources of competition or of any businesses seeking to provide services substantially similar to those we intend to offer.

GOVERNMENTAL REGULATION

    We are not aware of any government regulations or rules which we expect to have a material adverse effect on our currently planned businesses. Although electronic transaction processing is regulated through the banking industry and card issuers, we are not aware of any governmental entity that regulates the payment processing services that we propose to market on behalf of banks. We are not aware of any current attempts to impose governmental regulation on payment processing services.

    Gaming activities are subject to extensive statutory and regulatory control by state and federal authorities, as well as foreign governments. All 50 states currently have statutes or regulations restricting gaming activities, and three states permit no gaming at all. Federal and state statutes and regulations are likely to be significantly affected by any changes in the political climate and economic and regulatory policies. These changes could affect our proposed operations in a materially adverse way. Because we expect we will directly or indirectly provide services to the gaming industry, such as facilitating online pari-mutuel wagering through our licensees, we may become subject to laws regulating or prohibiting one or more lines of business in which we have an interest.

    To the extent the Global Pari-mutuel Network is used to place intrastate or interstate wagers or we receive fees from wagering, there may be various statutes and regulations that could have a direct and material effect on the business. Thus they indirectly could have a material effect on the demand for the Global Pari-mutuel Network. We believe that our proposed pari-mutuel activities conform to gaming laws and regulations as we understand them to be currently applied. However, because there is very little clear statutory and case law authority, this conclusion can be challenged by either governmental authorities or private citizens.


RESEARCH AND DEVELOPMENT

    We do not currently engage in internal research and development activities.

EMPLOYEES

    As of February 28, 2002, we employed seven employees, six of whom were full-time and one was part-time. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

RISK FACTORS REGARDING OUR BUSINESS AND PROPOSED SERVICES

     OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR PERFORMANCE AND/OR ASSESS OUR FUTURE PROSPECTS. We were initially incorporated in January 1997. From January 1997 to October 1998, our business operations primarily consisted of efforts to develop and market online casino services. We discontinued efforts to develop online casino services in June 1998. In August 1999, we completed the MasterCoin acquisition, which was subsequently rescinded. From 2000 to the date of this report, we have focused on our current core business strategies. As a result, there is a very limited operating history upon which an evaluation of the Company can be based. The Company's future prospects are subject to risks and uncertainties that are generally encountered by most development stage companies in new and rapidly evolving markets. These risks include:

        - Whether we can successfully market payment processing services and execute our business model for pari-mutuel racing;

        - Whether the demand for our proposed services will grow to a level sufficient to support our operations;

        - Whether governing laws, regulations or regulatory initiatives will force us to discontinue or alter certain business operations or practices;

        - Whether our technology partners can respond effectively to market changes;

        - Whether we and our strategic partners can develop and maintain products and services that are equal or superior to the services and products of competitors;

        - Whether we can maintain strong alliances with those to whom we outsource our data and technology needs; and

        - Whether we can generate the funds as needed to sell the services we intend to offer, and attract, retain, and motivate qualified personnel.

There can be no assurance that we can be successful in addressing these risks. Our limited operating history and the uncertain nature of the markets for our proposed services make the prediction of future results of operations extremely difficult. As a result of the foregoing factors and the other factors identified in this report, there can be no assurance that we will ever operate profitably on a quarterly or annual basis.

    WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. We believe that we are not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, due to the increasing usage of the Internet and to possible concerns about online gaming in general, it is possible that a number of laws and regulations may be adopted in the future that would affect our conducting business over the Internet. Presently there are few laws or regulations that apply specifically to the sale of goods and services on the Internet. Any new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the

Internet on which we depend. Furthermore, the growth and development of the market for e-commerce may promote more stringent consumer protection and privacy laws that may impose additional burdens on those companies conducting business online. The adoption of additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business. For example in the future, we might be subjected to some or all of the following sources of regulation: state or federal banking regulations; federal money laundering regulations; international banking or financial services regulations or laws governing other regulated industries; or U.S. and international regulation of Internet transactions. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, taxation, quality of services, electronic contracting, and intellectual property ownership and infringement is unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.

    WE MAY INCUR LIABILITIES AND COSTS EXCEEDING OUR RESERVES FOR CHARGES DISPUTED BY HOLDERS OF CREDIT CARDS OR DUE TO MERCHANT FRAUD. We may be responsible for paying charges stemming from disputes by holders of credit cards in which we have provided the service that processed the credit or debit transaction. Generally, merchants have liability for these charges; however, in the case of merchant fraud or bankruptcy, or if the disputed items result from our error, we may be liable for the disputed charges. Utilizing our underwriting experience, we propose to establish reserves based on historical activity of merchants we service. We cannot guarantee these reserves will be adequate. Losses incurred in excess of reserves could have a material adverse effect on our financial condition and results of operations. Additionally, these liabilities could have a material adverse effect on our business if they become excessive because we might lose the right to process credit card payments.

    WE MIGHT BE TARGETED FOR FRAUD OR IMPROPER ACTIVITIES. We expect that technically knowledgeable criminals will attempt to circumvent anti-fraud systems. We expect we may handle a large volume of payments for merchants, which could make us vulnerable to employee fraud or other internal security breaches. Our ability to manage and account accurately for customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. Additionally, despite the measures we have taken to detect unauthorized uses of credit cards and similar misconduct, our payment system remains susceptible to potentially illegal or improper uses. Finally, identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money.

    WE RELY ON THIRD-PARTY TECHNOLOGY PROVIDERS TO PROCESS TRANSACTIONS. We rely on software and technology solutions from third parties, including software solutions that we integrate to perform key processing functions. We cannot provide any assurance that our technology sources will continue to be available to us on commercially reasonable terms or at all. The loss of or inability to maintain any of these technology sources could result in delays in introduction of our services, which could have a material adverse effect on our business plan, financial condition and operating results. For most of the technology solutions we acquire, we believe there are other third party providers who can provide the same or similar solutions as those providers we currently use at comparable prices to us. Nonetheless, any loss or interruption of service by such providers would have an adverse effect on our business and prospects.

    OUR SERVICES AND PRODUCTS MAY BECOME OUTDATED. The electronic payments processing area is evolving rapidly and new payment technologies, products and methods are developing at an increasing rate. Wide-scale implementation of new technologies or payment processing methods, such as electronic cash equivalents or wireless communications, would cause us to modify our payment solution to remain competitive. No one can predict what new technologies and payment methods may evolve in the future, or whether our current proposed products or systems will be compatible.

    WE HAVE LIMITED CAPITAL RESOURCES AND CANNOT ENSURE ACCESS TO ADDITIONAL CAPITAL IF NEEDED. Our historical operating losses have required us to seek additional capital through the issuance of our common stock on a number of occasions. If we continue to sustain operating losses in future periods, we could be forced to seek additional capital to fund our operations. We do not know whether we will be able to obtain additional capital if needed, or on what terms the capital would be available if at all Depending on market conditions, our prospects and a number of other factors not now known, additional financing may not be available or may involve material dilution to our current stockholders.

    WE WILL MARKET OUR TRANSACTION PROCESSING SERVICES AND MERCHANT PORTFOLIO SERVICES THROUGH SEVERAL MARKETING CHANNELS, INCLUDING BANKS. There has been and continues to be significant consolidation in the banking industry. As a result of consolidation, a bank customer that markets or utilizes our services may be acquired by an entity that competes with us or utilizes an alternative provider, thereby eliminating the need for our services. Additionally, the increased purchasing power of larger consolidated organizations could lead to reductions in the amounts these organizations are willing to pay for our services. We cannot predict the overall impact of consolidation in the banking industry, and it could have a material adverse effect on our business, financial condition and results of operations.

    WE MUST ADAPT TO NEW REGULATIONS GOVERNING THE TRANSMISSION, USE AND PROCESSING OF PERSONAL INFORMATION IN ELECTRONIC COMMERCE. Our services involve handling, transmitting, verifying and processing information related to the customers of our merchants we service. As electronic commerce continues to evolve, federal, state and foreign governments may adopt laws and regulations covering user privacy. New laws regulating the solicitation, collection or processing of personal or consumer information could adversely affect our business.

    OUR ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES ARE IN THE DEVELOPMENT STAGE, AND WE MAY NEVER DEVELOP MARKETABLE SERVICES OR PRODUCTS. We plan to provide referral and reconciliation services to facilitate online pari-mutuel wagering. We have not entered into any contracts with respect to, or otherwise obtained any commitments from anyone to purchase or use, the pari-mutuel support services we propose to offer. We can provide no assurance that there will be any demand for our pari-mutuel support services. If there is a demand, we can provide no assurance that the revenues generated from such services will exceed the costs associated with providing the services.

    WE MAY NOT ATTRACT OR RETAIN QUALIFIED MANAGEMENT AND EMPLOYEES. Our future success and our ability to expand our operations will depend on our ability to retain highly qualified management and employees. As a small development stage company, we may have difficulty or even be unable to retain or attract highly qualified management and employees. Failure to attract and retain personnel could make it difficult for us to manage our business and meet our objectives, and will likely have a material adverse effect on our business operations. We do not carry key person life insurance on any of our senior management personnel. The loss of the services of any of our executive officers or other key employees could detrimentally affect us and have a material adverse effect on our business.

    WE INTEND TO CONDUCT SOME OF OUR BUSINESS OFFSHORE. We, or our affiliates, intend to conduct some of our business offshore. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including, without limitation:

        -   Changes in regulatory requirements;

        -   Reduced protection of intellectual property rights;

        -   Evolving privacy laws in foreign countries;

        -   The burden of complying with a variety of foreign laws; and

        - Political or economic instability or constraints on international trade.

    We cannot be certain that one or more of these factors will not materially adversely affect our future international operations and, consequently, our business, financial condition, and operating results.

    OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 2,390,500 shares (approximately 43%) of our outstanding common stock as of February 28, 2002. Additionally, two other principal shareholders control 11.7% of our outstanding common stock as of February 28, 2002. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Orbis, and this may have a material adverse effect on the trading price of our common stock.

    WE HAVE NOT SOUGHT TO PROTECT OUR IDEAS THROUGH REGISTRATION OF OUR INTELLECTUAL PROPERTY RIGHTS. We believe that our ability to succeed will depend, in part, upon distinctions between the electronic payment processing solution and pari-mutuel wagering services we intend to offer and those offered by competitors. Although we may attempt to copyright, trademark or patent some of our names, ideas and products in the future, we are not currently pursuing, and have no specific plans to pursue registration of any copyrights, patents or trademarks in the United States or elsewhere. In addition, we are not aware of any efforts of our strategic partners to register or take steps to protect their proprietary ideas and processes that may be essential in the development of our business. If we and our strategic partners do not register, or otherwise take steps to protect, our proprietary ideas, we and our partners may be unable to prevent competitors from copying our products, services or other ideas. Our operations and financial condition will be adversely affected if we are unable to take legal action to prevent competitors from using our proprietary ideas and processes, particularly those competitors with substantial resources, wide recognition, or other advantages.

    In addition, we expect to be dependent upon the intellectual property and other resources of our technology providers. We may be required to obtain licenses to certain intellectual property or other proprietary rights from such parties. Such licenses or proprietary rights may not be made available under acceptable terms, if at all. If we do not obtain required licenses or proprietary rights, we could encounter delays in product development or find that the deployment of technology and/or sale of services requiring such licenses are foreclosed.

    OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months transactions in our common stock have been reported as low as $0.90 and as high as $4.75. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

        -   The relatively low volume of trading in our stock;

        -   The number of short positions in our stock;

        -   The control of the market for our stock by very few participants;

        - The general unavailability of information about our company and our business;

        - Financial predictions and recommendations by stock analysts (or the absence thereof) concerning our Company and other companies competing in our market;

        - Public announcements of technical innovations relating to our business, new products or services by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

        - Public reports concerning our services or those of our competitors or concerning developments or trends; and

        - Operating and stock price performance of companies that investors or stock analysts may deem comparable to us.

    WE ARE UNLIKELY TO PAY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our common stock. This means that the potential for economic gain from ownership of our stock depends on appreciation of our common stock price and will only be realized by a sale of the common stock at a price higher than your purchase price.

    WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of February 28, 2002, 5,529,000 shares of our common stock were issued and outstanding. We expect we may issue up to 250,000 additional shares of our common stock in exchange for a 25% profit interest in our pari-mutuel business. We also have reserved 480,267 shares for possible conversion of outstanding borrowings, and there are 1,363,000 shares of common stock reserved for issuance on the exercise or conversion of outstanding options to acquire common stock, of which options for 1,305,500 shares have been granted. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.

ITEM 2. DESCRIPTION OF  PROPERTY

    We maintain an executive office in Zephyr Cove, Nevada. Our lease arrangements for such office are informal and terminable at any time.

    We occupy an office at 400 Bel Marin Keys Blvd., Novato, California. Our arrangements for this office space are informal and terminable at any time. This office is used by our Chief Operating Officer and as a regional sales office.

    We lease on a month-to-month basis approximately 1300 square foot office at 405 Central Street, Suite 300, in St. Petersburg, Florida. As of February 28, 2002 our monthly rent for this office space was $1,230.50. This office is used for our customer support activities.

    We have a month-to-month space and service agreement related to administration and customer support office for our racing service operation at 1318 23rd Street South, Unit B-5, in Fargo North Dakota. Under the agreement, we pay a $940 monthly fee covering the 200 square foot office, full time administrative support, telephone, supplies and all office and operating expenses.

ITEM 3 -- LEGAL PROCEEDINGS

     None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to shareholders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

    Transactions in our common stock are currently reported in the United States under the symbol "ORBD" on the OTC Bulletin Board(R), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2001 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

                         QUARTER ENDED                   LOW               HIGH
                         -------------                   ---               ----
              Quarter ended March 2000                   $1.13             $5.50
              Quarter ended June 2000                     1.00              2.00
              Quarter September 2000                      1.16              2.00
              Quarter ended December 2000                 2.12              4.50

              Quarter ended March 2001                   $2.25             $3.00
              Quarter ended June 2001                     2.50              5.00
              Quarter ended September 2001                1.00              3.00
              Quarter ended December 2001                  .90              2.00

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

    As of February 28, 2002 the number of shares of common stock outstanding was 5,529,000. As of that date, there were approximately 90 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of February 28, 2002, we had not issued any shares of preferred stock.

DIVIDENDS

    We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     We have been a development stage company since our organization in January 1997. To date, we have not produced any revenue from operations from our current business activities, and have incurred losses through December 31, 2001 of approximately $2,691,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with efforts to develop and market online casino services. We decided in June 1998 to abandon our efforts to develop online casino services.

     The operating losses we have incurred, including approximately $1,050,000 in 2001 and $461,000 in 2000, and negative cash flows from operating activities during the development stage, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations. We are in various stages of negotiations of agreements and other activities that may permit us to commence operating activities during 2002, and we anticipate these proposed agreements would permit us to generate sufficient revenue and cash flow to continue as a going concern.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

    To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). From inception through December 31, 2001, we have generated $3,705,000 in net proceeds from private placement offerings and other financing activities, including $749,500 generated from such activities for the year ended December 31, 2001. From inception through December 31, 2001, we used cash in operating activities of $2,419,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998. Additionally, since inception, we have used $1,282,000 in investment activities, including $1,085,000 invested in equity securities primarily of strategic partners. As of December 31, 2001, our current assets and current liabilities were $40,000 and $200,000, respectively.

    Starting in 2000 our management, working with several strategic technology providers, began to focus our principal business activities in two areas. First, we intend to provide services as an Independent Service Organization whereby we would facilitate arrangements and establish relationships on behalf of banks to provide credit card processing services for merchants. Second, we intend to provide services that facilitate online pari-mutuel wagering. During the second quarter of 2002, we expect to begin to launch activities for online processing of credit card transactions and a process that facilitates pari-mutuel wagering over the Internet. We currently anticipate that we may reach commercial viability for each of our proposed core services during the second or third quarter of 2002.

    Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the launch of our services remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2002 would stem only from the demonstrated commercial viability of our core business activities. During the next twelve months, we do not expect to spend any significant amounts for research and development or plant and equipment.


    We believe that existing funds, plus those we raise from borrowings from our Chairman and sales of investments will be sufficient to support our operations through the second quarter of 2002. However, it is possible we will not be able to launch our core services by the end of the second quarter of 2002 or that we will not raise sufficient additional funds from asset sales and borrowings to cover the expenses we incur prior to the date we reach commercial viability. Under those circumstances, we will need to obtain additional funding to support our operations. In that regard, we currently are working to obtain additional funding from several sources, including the sale of other non-strategic investments and other sources for borrowings. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

ITEM 7. FINANCIAL STATEMENTS

     The financial statements and report of independent auditors are filed as a separate part of this report on pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

    Information regarding the directors and executive officers of Orbis as of the date of this report are set forth below:

              NAME                    AGE                           POSITION
         James A. Egide               67               Director and Chairman of the Board
         William G. Isetta            57               Director and Chief Operating Officer
         Gerald P. Richardson         55               Director
         David A. Stover              55               Director,
         Chief Financial              56               Officer and Secretary

JAMES A. EGIDE is a founder of Orbis and has served as a director and Chairman of the Board since inception. From 1990 until 2000, Mr. Egide served as a director of Digital Courier Technologies, Inc., an Internet payment processor, and from April 1998 to July 2000 Mr. Egide served as Chairman of the Board and Chief Executive Officer of that company. From 1989 to 1998, Mr. Egide was actively involved in managing his personal investments in several national and international businesses. Previously, he served as Chief Executive Officer and Chairman of the Board of Carme, Inc., a publicly traded company engaged in the manufacture and distribution of hair and skin care products, which he founded in 1978. Carme, Inc. was sold in 1989.

WILLIAM G. ISETTA joined Orbis as a consultant in 1999, and has served as a director since September 1999 and Chief Operating Officer since September 2000. Prior to joining Orbis, Mr. Isetta served as a consultant and special projects coordinator for an electronic payment processor from August 1999 until September 2000. Previously, Mr. Isetta spent the majority of his professional life involved in the management and operation of a private high school, serving as a principal for 15 years. Prior to becoming principal, Mr. Isetta was the school's business and development director, raising several million dollars during his tenure. As principal, Mr. Isetta was responsible for the daily operations of the high school and the school's nearly $20,000,000 dollar combined operational and capital budgets. Mr. Isetta's responsibilities also included contract negotiations, employee supervision and management, and marketing and public relations.

GERALD P. RICHARDSON has served as a director of Orbis since June 2000. Mr. Richardson recently retired as a Principal of Morgan Stanley where he headed up Morgan Stanley's Western Region Fixed Income Sales Division. Prior to his 15-year tenure with Morgan Stanley, Mr. Richardson was the Chief Investment Officer for the City and County of San Francisco.

DAVID A. STOVER joined Orbis on a half-time basis as a financial consultant in August 2000, serving as a member of the Board of Directors and Acting Chief Financial Officer. Effective February 1, 2001, Mr. Stover increased his time commitment to the Company and became Secretary and Chief Financial Officer. Prior to joining Orbis, Mr. Stover was Vice President and Chief Financial Officer of Omega Healthcare Investors, Inc., a NYSE listed Real Estate Investment Trust for a period of approximately six years ending July 2000. During the period from April 1998 through February 1999, Mr. Stover was also the Vice President and Chief Financial Officer of Omega Worldwide Inc., a NASDAQ-listed affiliate of Omega Healthcare Investors. From 1990 to 1994, Mr. Stover was Chief Financial Officer of International Research and Development Corporation, a NASDAQ-listed company, and was principal of his own consulting firm. Mr. Stover is a Certified Public Accountant and has 23 years experience with the international accounting firm of Ernst & Young LLP and its predecessor firms. From 1981 through 1990, he was an audit, tax, and consulting partner with that firm, spending the last of those years as partner-in-charge of services for certain of the firms specialized industry clients in Western Michigan.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

    Orbis has not named a Chief Executive Officer and to date it has not found it necessary to designate any individual as chief executive primarily because it remains in the development stage and has not yet generated revenues from any operating activity. For the each of the three years in the period ending December 31, 2001, Mr. James A. Egide served as Chairman of the Board and, solely for purposes of presentation in this table, is the only person who could be designated as having served in a capacity similar to the chief executive. During this period, Mr. Egide received no salary, bonus or other compensation for his service. The following table sets forth, for the three years ended December 31, 2001, the compensation for services to Orbis during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2001 annual salary and bonus exceeded $100,000. No executive officer had aggregate compensation in excess of $100,000 for any year prior to 2001.

                                       ANNUAL COMPENSATION                                      LONG-TERM COMPENSATION
                     --------------------------------------------------- ---------------------------------------------------------
                                                                                      AWARDS                     PAYOUTS
                                                                         ---------------------------    --------------------------
                                                                           RESTRICTED
                                                           OTHER ANNUAL       STOCK        SECURITIES     LTIP          ALL OTHER
 NAME AND PRINCIPAL            SALARY          BONUS       COMPENSATION     AWARD(s)       UNDERLYING    PAYOUTS      COMPENSATION
      POSITION        YEAR       ($)            ($)             ($)            ($)           OPTIONS       ($)             ($)
-------------------- ------- ------------ --------------  -------------- --------------  -------------- -----------  -------------
James A. Egide       2001        -0-                                                          70,000
Chairman, and        2000        -0-                                                         200,000
acting as CEO        1999        -0-                                                           -0-

William G. Isetta    2001     $110,000                                                        35,000
COO                  2000                                                                    175,000

David A. Stover      2001     $106,250                                                        35,000
CFO and Secretary    2000                                                                    175,000


OPTION GRANTS IN LAST FISCAL YEAR

    The following table details the individual options to acquire shares of our common stock that Orbis granted to its executive officers during the fiscal year ended December 31, 2001.

                                                            PERCENT OF TOTAL
                                                           OPTIONS GRANTED TO
                                        OPTIONS            EMPLOYEES IN FISCAL
                  NAME                  GRANTED                   YEAR           EXERCISE PRICE     EXPIRATION DATE
            -----------------      ----------------        -------------------   --------------     ---------------
            James A. Egide              35,000                      8.14%        $   2.00                08/03/06
                                        35,000                      8.14%        $   1.00                12/31/06


            William G. Isetta           35,000                      8.14%        $   2.00                08/03/06


            David A. Stover             35,000                      8.14%        $   2.00                08/03/06

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

    The following table sets forth the aggregate value of unexercised options to acquire shares of common stock granted by Orbis and held by its executive officers on December 31, 2001. It also summarizes the value realized upon the exercise of options during the fiscal year ended December 31, 2001. For purposes of the following table, the fair market value of a share of common stock on December 31, 2001, as quoted on December 28, 2001 the last day of our most recent fiscal year, was $2.00.

                                                                                                      VALUE OF UNEXERCISED IN-
                              SHARES                                NUMBER OF UNEXERCISED             THE-MONEY OPTIONS AT FY
                            ACQUIRED ON      VALUE REALIZED       OPTIONS AT FY END 2001(1)               END 2001 ($)(2)
          NAME               EXERCISE              ($)            EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
          ----               --------              ---            --------------------------         -------------------------
James A. Egide                  -0-                -0-                 200,000/70,000-                       $-0-/$-0-
William G. Isetta               -0-                -0-                  125,000/85,000                       $-0-/$-0-
David A. Stover                 -0-                -0-                  125,000/85,000                       $-0-/$-0-

(1) Includes shares of common stock subject to options exercisable within 60 days of December 31, 2001.

(2) Calculated based on the difference between the exercise price and the quoted price of a share of common stock on December 31, 2001.

DIRECTORS COMPENSATION

    Currently, we do not compensate non-employee directors. We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests. All directors are eligible to participate in the Company's 2000 Stock Option Plan. In June 2000 the Company granted Mr. Richardson an option to acquire 50,000 shares of common stock with an option price of $1.25 per share. The option was exercisable immediately and expires 5 years after the date of grant. Additionally, on October 1, 2000, the Company granted Mr. Richardson an option under the Stock Option Plan to acquire 37,500 shares of common stock with an option price of $1.25 per share. This option becomes exercisable as to 12,500 shares annually as of May 1, 2001, 2002 and 2003, and it expires 10 years after the date of grant. Finally, on August 3, 2001, Company granted Mr. Richardson an option to acquire 35,000 shares of common stock with an option price of $2.00 per share. This option becomes exercisable as to 11,000 shares on February 1, 2002 and 12,000 shares each on February 1, 2003 and 2004, and it expires 5 years after the date of grant.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

    The Company has not entered into any employment agreements or change of control agreements with its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

    The following table sets forth information as of February 28, 2002 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange
Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.


                                                                                BENEFICIAL OWNERSHIP AS OF FEBRUARY 28, 2002(1)
                                                                                -----------------------------------------------
                 NAME AND ADDRESS OF BENEFICIAL OWNER                          NUMBER OF SHARES           PERCENTAGE OF CLASS(2)
---------------------------------------------------------------------          ----------------           ----------------------
OWNERS OF MORE THAN 5% OF COMMON STOCK

              C J Overseas                                                            340,000                        6.15%
              2728 Teton Pine Circle
              Jackson WY 83001                                                        305,100    (3)                 5.52%

              Heritage Limited
              P.O. Box 1823
              Basseterre, St. Kitts West Indies

DIRECTORS AND EXECUTIVE OFFICERS

               James A. Egide                                                       2,276,700    (4)                39.66%

               William G. Isetta                                                      311,800    (5)                 5.48%

               David A. Stover                                                        325,000    (6)                 5.71%

               Gerald P. Richardson                                                    96,000    (7)                 1.71%

               All officers and directors as a Group (4 persons)                    3,009,500    (8)                48.95%

The business address of each of the directors and executive officers is P.O. Box 10919, Zephyr Cove, NV 89448.

(1) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of February 28, 2002 has been calculated as though shares of our common stock subject to such options were outstanding. However, such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to warrants and options exercisable by such shareholder within 60 days and (b) 5,529,000, which is the number of shares of our common stock issued and outstanding as of February 28, 2002.

(3) Heritage Limited is a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares. This figure excludes 187,414 shares of common stock that the trust would receive upon election to convert $281,120 principal amount of convertible notes due October 1, 2003.

(4) Includes options to purchase 211,000 shares of our common stock exercisable within 60 days of February 28, 2002. Also includes 87,500 shares of our common stock owned directly by Mr. Egide's wife and 45,000 shares of our common stock held in trust for Mr. Egide's grandchildren. Excludes 305,100 shares of our common stock held by the Heritage Limited. Also excludes 134,186 shares of common stock that Mr. Egide would receive upon election to convert $201,280 principal amount of convertible notes due October 1, 2003.

(5) Includes 800 shares held by controlled trusts for the benefit of Mr. Isetta's minor children and options to purchase 161,000 shares of our common stock exercisable within 60 days of February 28, 2002. Excludes 270,000 shares of our common stock held by a California non-profit corporation for which the voting and disposition are vested in a three-member Board of Directors, of which Mr. Isetta is one of the directors. Mr. Isetta disclaims beneficial interest in such shares.

(6) Includes 14,000 shares of our common stock owned jointly with Mr. Stover's wife and options to purchase 161,000 shares of our common stock exercisable within 60 days of February 28, 2002. Excludes 20,000 shares of common stock that Mr. Stover would receive upon election to convert $30,000 principal amount of convertible notes due October 1, 2003.

(7) Includes options to purchase 86,000 shares of our common stock exercisable within 60 days of February 28, 2002.

(8) Includes options to purchase an aggregate of 619,000 shares of our common stock exercisable within 60 days of February 28, 2002

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001 we sold two investments to Mr. James A. Egide, the Chairman of the Board of Directors, realizing cash proceeds of $170,000 from the sales. One investment, involving units in a technology real estate venture that we purchased in 2000 for $120,000, was sold at our cost resulting in no gain or loss to the Company. The second investment, which involves common stock of a private company, was sold for $50,000, and we realized a gain of $32,857 for the sale of 28-1/2% of our interest.

As part of a private placement of convertible notes approved by the Company's Board of Directors Mr. James A. Egide acquired a Convertible Note from the Company with a face amount of $201,280. The note is convertible into 134,186 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003. As part of the same private placement, the Heritage Trust, a holder of more than 5% of our Common Stock, acquired a Convertible Note from the Company with a face amount of $281,120. The note is convertible into 187,414 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

          (a) EXHIBITS

                                                                                               SEQUENTIAL
      EXHIBIT                                                                                     PAGE
      NUMBER                    DESCRIPTION                                                      NUMBER
      ------    ---------------------------------------------------                            ----------
        3.1     Certificate of Incorporation of Registrant, as amended and restated March 1,
                2001**


        3.2     By-Laws of Registrant, as amended March 1, 2001 **

        4.1     Form of Stock Certificate**

        4.2     2000 Stock Option Plan **

        10.1    Form of proposed agreement with U.S. acquiring banks**

        10.2    Form of proposed agreement with gateway providers**
        10.3
                Form of proposed agreement with transaction processors**

        21      Subsidiaries of Registrant **


* Filed herewith

** Incorporated herein by reference to our Registration Statement on Form 10-SB filed on April 3, 2001 and amended on June 3, 2001.

     (b) Reports on Form 8-K -- none filed in the quarter ended December 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             ORBIS DEVELOPMENT, INC.

                             By: /s/ JAMES A. EGIDE
                             ---------------------------
                                 James A. Egide
                                 Chairman of the Board
                                 Dated: March 26, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

       SIGNATURES                          TITLE                                                        DATE
   /s/ JAMES A. EGIDE                  Chairman of the Board                                      March 26, 2002
   -------------------                 (Acting Principal Executive Officer)
   James A. Egide

   /s/ DAVID A. STOVER                 Vice President, Chief Financial Officer and Secretary      March 26, 2002
   --------------------                (Principal Financial Officer and Principal Accounting
   David A. Stover                     Officer)

   /s/ WILLIAM G. ISETTA               Vice President, Chief Operating Officer and Director       March 26, 2002
   ----------------------
   William G. Isetta

   /s/ GERALD P. RICHARDSON            Director                                                   March 26, 2002
   ------------------------
   Gerald P. Richardson

                     [HANSEN, BARNETT & MAXWELL LETTERHEAD]




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Orbis Development, Inc.

We have audited the accompanying balance sheets of Orbis Development, Inc. (a development stage company) as of December 31, 2001 and 2000 and the related statements of operations, stockholders' equity, and cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbis Development, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage enterprise that has experienced losses from operations and negative cash flows from operating activities since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                             HANSEN, BARNETT & MAXWELL



Salt Lake City, Utah
March 15, 2002

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                                                             PRO FORMA                DECEMBER  31,
                                                                            DECEMBER 31,     ------------------------------
                                                                           2001 - NOTE 8          2001             2000
                                                                           -------------     -------------    -------------
                                                                             (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
     Cash                                                                   $     4,423       $     4,423       $    34,499
     Restricted cash                                                             31,113            31,113              --
     Interest receivable                                                           --                --               6,258
     Notes receivable                                                              --                --             155,000
     Other current assets                                                         4,400             4,400             3,750
                                                                            -----------       -----------       -----------
         TOTAL CURRENT ASSETS                                                    39,936            39,936           199,507
                                                                            -----------       -----------       -----------

EQUIPMENT                                                                        40,889            40,889             6,740
     Less: accumulated depreciation                                              (2,664)           (2,664)             (702)
                                                                            -----------       -----------       -----------
         NET EQUIPMENT                                                           38,225            38,225             6,038

INVESTMENTS                                                                     730,840         1,105,840         1,045,000

DEPOSITS, NET OF AMORTIZATION OF $7,250                                          21,183            21,183              --
                                                                            -----------       -----------       -----------

TOTAL ASSETS                                                                $   830,184       $ 1,205,184       $ 1,250,545
                                                                            ===========       ===========       ===========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

CURRENT LIABILITIES
     Accounts payable                                                       $   128,525       $   128,525       $    39,457
     Accrued expenses                                                             8,453             8,453            20,907
     Short-term borrowings                                                       63,000            63,000              --
                                                                            -----------       -----------       -----------
         TOTAL CURRENT LIABILITIES                                              199,978           199,978            60,364
                                                                            -----------       -----------       -----------
LONG-TERM LIABILITIES
     Line of credit borrowings-related party                                     46,500            46,500              --
     Convertible notes payable to stockholders,
        net of unamortized discount of $99,852                                  620,548           620,548              --
                                                                            -----------       -----------       -----------
         TOTAL LONG-TERM LIABILITIES                                            667,048           667,048              --
                                                                            -----------       -----------       -----------

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)
     Preferred stock --5,000,000 shares authorized; none issued                    --                --                --
     Common stock - $0.001 par value; 25,000,000 shares
        authorized; 5,529,000 and 5,445,750 shares issued and
        outstanding, respectively                                                 5,529             5,529             5,446
     Additional paid-in capital                                               3,064,327         3,064,327         2,906,910
     Deferred compensation                                                      (40,624)          (40,624)          (81,250)
     Deficit accumulated during the development stage                        (3,066,074)       (2,691,074)       (1,640,925)
                                                                            -----------       -----------       -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)                      (36,842)          338,158         1,190,181
                                                                            -----------       -----------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS)           $   830,184       $ 1,205,184       $ 1,250,545
                                                                            ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS


                                                                                                       FOR THE PERIOD
                                                                                                      JANUARY 27, 1997
                                                                       FOR THE YEAR ENDED            (DATE OF INCEPTION)
                                                                           DECEMBER 31,                   THROUGH
                                                            ------------------------------------        DECEMBER 31,
                                                                 2001                2000                   2001
                                                            ------------          --------------        ------------
INTEREST INCOME                                             $    41,325           $    23,730           $    81,648

INTEREST EXPENSE                                                (29,593)                 --                 (29,593)

OPERATING, GENERAL AND
     ADMINISTRATIVE EXPENSES                                 (1,094,738)             (334,621)           (1,585,596)

PROVISION FOR IMPAIRMENT OF INVESTMENTS                            --                (150,000)             (150,000)

GAIN ON SALE OF INVESTMENT                                       32,857                  --                  32,857
                                                            -----------           -----------           -----------

LOSS FROM CONTINUING OPERATIONS                              (1,050,149)             (460,891)           (1,650,684)
                                                            -----------           -----------           -----------

DISCONTINUED OPERATION
     Loss from online gaming operation, no related
        income tax                                                 --                    --              (1,390,390)
     Gain on sale of online gaming operation, no
        related income tax                                         --                    --                 350,000
                                                            -----------           -----------           -----------

LOSS FROM DISCONTINUED OPERATION                                   --                    --              (1,040,390)
                                                            -----------           -----------           -----------

NET LOSS                                                    $(1,050,149)          $  (460,891)          $(2,691,074)
                                                            ===========           ===========           ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                     $     (0.19)          $     (0.09)
                                                            ===========           ===========

WEIGHTED AVERAGE COMMON SHARES USED IN
   PER SHARE CALCULATIONS                                     5,512,299             5,002,801
                                                            ===========           ===========


   The accompanying notes are an integral part of these financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                                DEFICIT
                                                                                                              ACCUMULATED
                                                       COMMON STOCK           ADDITIONAL                      DURING THE
                                                  -------------------------    PAID-IN           DEFERRED     DEVELOPMENT
                                                  SHARES           AMOUNT      CAPITAL        COMPENSATION       STAGE
                                                  ------           --------    -------        ------------    -----------
BALANCE AT JANUARY 27, 1997
   (DATE OF INCEPTION)                                 --       $     --     $       --       $      --    $        --
Issuance of common stock for compensation
  from the reorganization of Cyber
  Games, Ltd., March 1997, $0.10 per share       3,002,500          3,003        297,247             --             --
Issuance for cash in 1997 in private
  placement at $4.00  per share, net of
  $14,394 offering costs                           210,000            210        825,396             --             --
Conversion of shareholder loans, January
  through June 1998, $0.50 per share               425,530            426        212,339             --             --
Issuance for cash in 1998 in private
  placement at $0.50 per share                   1,064,470          1,064        531,171             --             --
Shares redeemed in 1998 for disposition
  of online casino operations at $0.50
  per share                                       (700,000)          (700)      (349,300)            --             --
Shares redeemed in 1998 for cash at
  $3.25 per share                                  (10,000)           (10)       (32,490)            --             --
Shares redeemed October 1998, paid
  January 25, 1999 with cash, $0.40 per share     (900,000)          (900)      (359,100)            --             --
Compensation in 1998 related to grant of
  stock options                                        --             --           1,500             --             --
Issuance for cash in private placement
  at $0.50 per share                               420,000            420        209,580             --             --
Issuance in exchange for cancellation
  of option, 10,000 shares at $0.50
  per share                                         10,000             10          4,990             --             --
Shares redeemed for cash at $1.25
  per share                                         (8,000)            (8)        (9,992)            --             --
Net loss for the period from January 27, 1997
  (date of inception) through December 31,
   1999                                                --             --             --              --      (1,180,034)
                                                ----------      ---------    -----------      ----------   ------------
BALANCE AT DECEMBER 31, 1999                     3,514,500          3,515      1,331,341             --      (1,180,034)
Issuance for MasterCoin equipment,
  leaseholds and  other assets at fair
  value, or $0.63 per share                      1,600,000          1,600      1,013,400             --             --
Grant of restricted stock at $1.25 per share       100,000            100        124,900         (81,250)           --
Issuance for cash in private placement at
  $2.00 per share, net of estimated offering
  costs of $25,000                                 231,250            231        437,269             --             --
Net loss for 2000                                      --             --             --              --        (460,891)
                                                ---------       ---------    -----------      ---------    ------------
BALANCE AT DECEMBER 31, 2000                     5,445,750          5,446      2,906,910         (81,250)    (1,640,925)
Issuance for cash in private placement at
  $2.00 per share                                   71,250             71        142,429             --             --
Amortization of restricted stock                                                                  40,626
Exercise of stock options                           12,000             12         14,988             --             --
Net loss for 2001                                      --             --             --              --      (1,050,149)
                                                ---------       ---------    -----------      ---------    ------------
BALANCE AT DECEMBER 31, 2001                     5,529,000      $   5,529    $ 3,064,327      $  (40,624)  $ (2,691,074)
                                                ==========      =========    ===========      ===========  ============

   The accompanying notes are an integral part of these financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS

                                                                                                   FOR THE PERIOD
                                                                                                  JANUARY 27, 1997
                                                                       FOR THE YEAR ENDED        (DATE OF INCEPTION)
                                                                           DECEMBER 31,                THROUGH
                                                                -------------------------------      DECEMBER 31,
                                                                      2001              2000             2001
                                                                --------------    -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                   $  (1,050,149)    $    (460,891)   $  (2,691,074)
     Adjustments to reconcile net loss to
        cash used by operating activities:
         Stock issued for research and development expense                --                --           300,250
         Proceeds from sale of equipment less gain realized               --              8,409            8,409
         Provision for depreciation and amortization                    9,212             5,514           26,734
         Imputed interest                                              13,548               --            13,548
         Stock options and restricted stock expense                    40,626            43,750           90,876
         Gain on sale of discontinued operation                           --                --          (350,000)
         Gain on sale of investment                                   (32,857)              --           (32,857)
         Provision for impairment of investments                          --            150,000          150,000
         Interest income converted to investments                     (36,000)              --           (36,000)
     Change in operating assets and liabilities:
         Restricted cash                                              (31,113)              --           (31,113)
         Current assets                                                 5,608           (10,008)          (4,400)
         Accounts payable and accrued expenses                         76,614            20,212          136,978
                                                                -------------     -------------    -------------
             CASH USED IN OPERATING ACTIVITIES                     (1,004,511)         (243,014)      (2,418,649)
                                                                -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Collection of advance from affiliate                                 --            175,000              --
     Issuance of notes receivable                                      (5,000)         (175,000)        (180,000)
     Collections on notes receivable                                   58,017            20,000           78,017
     Investments in securities                                        (60,000)       (1,195,000)      (1,255,000)
      Proceeds from sales of investments                              170,000               --           170,000
      Deposits                                                        (28,433)              --           (28,433)
     Purchase of equipment                                            (34,149)           (4,400)         (66,118)
                                                                -------------     -------------    -------------
             CASH PROVIDED BY (USED IN)
              INVESTING ACTIVITIES                                    100,435        (1,179,400)      (1,281,534)
                                                                -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                           142,500         1,452,500        3,162,841
     Proceeds from short-term borrowings                               63,000               --            63,000
     Proceeds from issuance of long-term convertible notes            607,000               --           607,000
     Proceeds from stock options exercised                             15,000               --            15,000
     Proceeds from other loans from stockholders                       46,500               --           356,265
     Principal payments on loan from stockholder                          --                --           (97,000)
     Redemption of common stock                                           --                --          (402,500)
                                                                -------------     -------------    -------------
            CASH PROVIDED BY FINANCING ACTIVITIES                     874,000         1,452,500        3,704,606
                                                                -------------     -------------    -------------

(DECREASE) / INCREASE IN CASH                                         (30,076)           30,086            4,423
CASH - BEGINNING OF PERIOD                                             34,499             4,413              --
                                                                -------------     -------------    -------------
CASH - END OF PERIOD                                            $       4,423     $      34,499    $       4,423
                                                                =============     =============    =============

   The accompanying notes are an integral part of these financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS PURPOSE -- To date, Orbis Development, Inc., (the "Company") has not commenced operations of its core businesses and is considered a development stage enterprise. Starting in 2002, the Company intends to deploy technology that will facilitate pari-mutuel wagering over the Internet and e-Commerce payment processing although there is no assurance the Company will be able to do so. Additionally, the Company has invested in strategic partners and other entities that provide products and services that relate to, support or are compatible with the Company's other business pursuits.

ORGANIZATIONAL HISTORY -- On January 27, 1997, certain individuals (the "founders") initiated the development of technology intended for online gaming over the Internet. In March 1997, the founders contributed the technology to CyberGames Ltd. ("Limited"), an Ireland company. Limited did not have any operations or assets prior to the founder's contribution. Immediately after the contribution, Limited was reorganized into CyberGames International, Inc. ("International"), a Nevada corporation incorporated on January 27, 1997, by issuing 3,002,500 shares of International's common stock to the founders in exchange for all of their shares of Limited. Prior to the reorganization, International was a shell corporation with no operations or assets. The founders controlled International after the reorganization. Accordingly, the reorganization was accounted for as the recapitalization of Limited into International, and was accounted for at the historical cost of the contributed technology. The capital contribution by the founders was valued at $0.10 per International common share based upon the stage of the Company's organization and the price at which common stock was subsequently issued to non-affiliates for cash. The services were accounted for as $300,250 of compensation for developing the online casino software and for organizing the Company.

From the date of the reorganization of Limited through June 1998, the Company's efforts were to design and develop software for online gaming. All costs associated with the Company's efforts to design and develop online casino gambling software were recognized as research and development expense as incurred. On July 1, 1998, the Company discontinued developing the online gaming business and sold all of the related assets and operations to a former shareholder in exchange for the return of 700,000 shares of its common stock. The stock redeemed was valued at $0.50 per share based upon the price common stock was issued to non-affiliates for cash at about that same time. The sale resulted in the recognition of a $350,000 gain from the sale of the discontinued operations. The financial statements present the results from the online gaming activities as discontinued operations. Those operations for the period from January 27, 1997 (date of inception) through December 31, 1998 consisted of the following:


     Research and development expense                         $   1,354,879
     Provision for depreciation                                       6,728
     General and administrative expense                              28,783
                                                              -------------

     LOSS FROM ONLINE GAMING OPERATIONS                       $   1,390,390
                                                              =============

Following the sale of the online gaming operations, the Company pursued the business of providing various forms of electronic currency through the Internet. In August 1999, the Company entered into an agreement ("the MasterCoin agreement") to acquire the business, certain software, leasehold interests and equipment from MasterCoin, Inc., a provider of electronic currency applications. In exchange, the Company issued 6,925,000 shares of common stock and changed its name to MasterCoin, Inc. After

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

completing the MasterCoin acquisition, the Company determined that it had not gained effective operating control of the acquired business and commenced negotiations to terminate the acquisition. In February 2000, the Company entered into an agreement to rescind the business portion of the acquisition in exchange for the return and cancellation of 5,325,000 shares of common stock. The Company retained the equipment and leasehold interests in exchange for the remaining 1,600,000 shares of common stock that were not cancelled. In April 2000, the assets retained were sold to a non-affiliate in exchange for cash of $1,015,000. The assets acquired were valued at $1,015,000 based on the price received from the subsequent resale of the assets. In substance, the 1,600,000 shares of stock were issued for cash of $1,015,000. The Company also made non-interest bearing cash advances totaling $175,000 to MasterCoin. These advances were recovered in April 2000. Following the rescission of the MasterCoin acquisition, the Company changed its name to Orbis Development, Inc.

USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS --The amounts reported as cash, other current assets, accounts payable, accrued liabilities and short-term and long-term notes payable are considered to be reasonable approximations of their fair values. The fair value estimates were based on market information available to management at the time of the preparation of the financial statements. The reported fair values do not take into consideration potential expenses that would be incurred in an actual settlement.

BUSINESS CONDITION AND RISKS -- The Company discontinued its online casino gaming operation and has not had a revenue generating activity. Additionally, it has accumulated losses since inception of $2,691,000 including a loss of $1,050,000 during 2001, and has used cash in operating activities since inception of $2,388,000 including $973,000 for 2001. These factors, among others, indicate that the Company may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flow to meet its obligations and/or to obtain additional financing or sell assets as may be required to fund current operations. Management is in various stages of negotiations of agreements that would permit the Company to commence operating activities in 2002, and is hopeful these agreements will permit the Company to generate sufficient revenue and cash flow to continue as a going concern.

PRINCIPLES OF CONSOLIDATION -- The accompanying financial statements include the operations and cash flows of the Company for all periods presented. Wholly owned subsidiaries have been formed but have no activities. All inter-company transactions during that period have been eliminated in consolidation.

RESTRICTED CASH--The Company entered into an agreement with a United States bank that permits the processing of credit card transactions. As part of the agreement, the Company established a deposit account reserved for the payment of possible credit card transaction charge backs. The Company has deposited approximately $31,113 as of December 31, 2001, and it has agreed to make monthly contributions at the rate of five basis points multiplied by the dollar volume of Visa or MasterCard sales drafts processed.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

EQUIPMENT --Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which ranges from two to five years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation expense for the years ended December 31, 2001 and 2000 was $1,962 and $5,514, respectively.

STOCK-BASED COMPENSATION -- Stock-based compensation relating to stock options granted to employees is measured by the intrinsic value method. This method recognizes compensation based on the difference between the fair value of the underlying common stock and the exercise price of the stock options on the date granted. Compensation relating to options granted to non-employees is measured by the fair value of the options, computed by the Black-Scholes option-pricing model.

INCOME TAXES -- The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the asset or liabilities are recovered or settled. These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

BASIC AND DILUTED LOSS PER COMMON SHARE -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Dilutive loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. A total of 1,786,000 potentially issuable common shares were excluded from the calculation of diluted loss per common share at December 31, 2001 because the effects would be anti-dilutive.

NOTE 2 -- INVESTMENTS

The Company has invested in several privately owned companies, which generally represent strategic partners or other entities that the Company anticipates will provide products and services that relate to, support, or are otherwise compatible with the Company's business pursuits. The investments are in common stock or common equivalent securities, and they represent ownership interests ranging from 0.2% to 12.5% of each investee. None of the Company's investments were made for purposes of trading, and none were acquired with the intention of selling them in the near term. None of the investments have a readily determinable fair market value. During 2001, the Company also has made a secured loan to an individual with a face amount of $110,000. Collections of $58,000 were made during the year ended December 31, 2001 on the two notes totaling $155,000 that were outstanding at the beginning of the year. The investments are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired.

During 2000, the Company made investments totaling $1,195,000 in debt securities, preferred stock or common equity securities of four private companies. During 2001, the Company invested an additional $36,000 with one investee as a byproduct of a re-capitalization of the investee. The Company had previously invested in equity-linked debt securities of this privately held company. Interest income for 2001 includes $36,000 earned prior to the re-capitalization. Additionally during 2001, the Company invested $60,000 for a 17.5% ownership interest in a private company, and subsequently sold a 5%

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

ownership interest to its Chairman for $50,000. A gain of $32,857 was recognized on this sale. Finally, during 2001, the Company sold one of its investments for cash of $120,000 to its Chairman. The proceeds realized represented the original cost and carrying amount of the security sold, and no gain or loss was realized on this sale.

The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. With respect to one investment, management determined in 2000 that circumstances indicated the investment's current value was less than original cost and the decline was other than temporary. Accordingly, a provision for impairment of $150,000 was recognized during 2000 to reflect the estimated value of the investment. During 2001, no indicators of additional impairment appear to exist with respect to investments and no provision for impairment was recognized. Management believes the aggregate current value of investments equals or exceeds the related cost and carrying amount thereof as of December 31, 2001. However, see Note 8-Subsequent Events concerning events that have occurred that will lead to an estimated loss of $375,000 upon the liquidation of an investment during 2002.

NOTE 3 -- INCOME TAXES

The components of the net deferred tax asset and liability at December 31, 2001 and 2000 are as follows:

                                                                FOR THE YEARS ENDED
                                                                    DECEMBER 31,
                                                        ---------------------------------
                                                             2001                2000
                                                        -------------       -------------
         DEFERRED TAX LIABILITY-RESTRICTED STOCK        $     (13,800)      $     (32,700)

         DEFERRED TAX ASSET
         Operating loss carry forwards                        870,200             533,800
         Allowance for impairment                              51,000              51,000
         Valuation allowance                                 (907,400)           (552,100)
                                                        -------------       -------------
         NET DEFERRED TAX ASSET                         $         ---       $         ---
                                                        =============       =============

For tax reporting purposes, the Company has tax basis net operating loss carry forwards totaling approximately $2,560,000 at December 31, 2001 that will expire beginning in the year 2013 through 2021.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the pretax loss from continuing operations with the provision for income tax:

                                                                                      FOR THE YEARS ENDED
                                                                                           DECEMBER 31,
                                                                             ----------------------------------
                                                                                  2001                    2000
                                                                             -------------       --------------
         Tax Benefit at statutory rate of 34%............................    $     357,000       $     156,700
         Change in valuation allowance...................................         (355,300)           (152,100)
         Other...........................................................           (1,700)             (4,600)
                                                                             -------------       -------------
         PROVISION FOR INCOME TAXES......................................    $         --        $         --
                                                                             =============       =============

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 --BORROWING ARRANGEMENTS

SHORT-TERM NOTES PAYABLE
During 2001, the Company borrowed $63,000 from an officer and employee through the issuance of unsecured notes bearing interest at 9%. These notes are due July 1, 2002, and can be prepaid without penalty.

LINE OF CREDIT DUE APRIL 1, 2003
On December 1, 2001, the Company reached agreement with its Chairman under which the Company may borrow from time to time up to $200,000. Borrowings under the line are unsecured, and they bear interest at 9%. The line of credit matures on April 1, 2003. At December 31, 2001, $46,500 is drawn on the line and $153,500 is available.

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

From August to November 2001, the Company realized proceeds of $242,000, including $67,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $290,400 of non-interest bearing convertible promissory notes to six existing shareholders. The issuance of these notes resulted in recognition of a $48,400 discount, based on an imputed interest rate of 10%. The discount is being amortized over the term of the notes to maturity. The Company also received proceeds of $40,000 from an existing shareholder related to the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders can convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the conversion rate.

At December 31, 2001, a total of 480,267 shares of common stock are reserved for possible conversion of the long-term convertible notes payable.

NOTE 5 -- STOCKHOLDERS' EQUITY

Effective as of March 1, 2001, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock to 25,000,000 shares and to authorize 5,000,000 shares of

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

preferred stock with a par value of $.001. The certificate provides that the Board of Directors generally is permitted to issue shares of preferred stock in series, to establish the number of shares included in each series and to prescribe the voting powers, designations, relative rights, preferences and limitations of the shares of each series

During 2000, the Company commenced a private placement offering of common stock, which it closed as of March 31, 2001. In connection with the placement, it issued 231,250 shares of restricted common stock during 2000 to five investors in exchange for cash of $462,500, or $2.00 per share, before deducting $25,000 of offering costs. During 2001, the Company issued 71,250 shares of restricted common stock to two investors in exchange for cash of $142,500, or $2.00 per share.

During 2000, the Company also issued 1,600,000 shares of common stock for equipment and leaseholds associated with the proposed MasterCoin agreement. The equipment was later sold to a non-affiliate for $1,015,000, resulting in a valuation of $0.63 per share issued. There was no gain on the sale of the equipment. In substance, the 1,600,000 shares of stock were issued for cash of $1,015,000.

Additionally, during 2000 the Company issued 100,000 shares of restricted stock to a key employee. The estimated fair value of the grant of $125,000 was recorded as deferred compensation, with the unamortized balance of $40,624 as of December 31, 2001 shown as a separate component of shareholders' equity. Of the total restricted stock grant, 35,000 shares and 32,500 shares vested on November 1, 2000 and 2001, respectively, with the remainder vesting on November 1, 2002. Compensation expense during 2001 and 2000 related to this grant was $40,626 and $43,750, respectively.

From May through October 1999, the Company issued 420,000 shares of restricted common stock in a private placement offering in exchange for cash of $210,000, or $.50 per share.

In June 1998, the Board of Directors approved and granted options to acquire 75,000 shares of common stock at $0.50 per share to a member of the Board of Directors. The options became exercisable immediately and expired after one year. The fair value of the options of $1,500, or $0.02 per option, was computed using the Black-Scholes option-pricing model and was recognized as an expense when granted in 1998. During 1999, the Company reacquired the options to purchase 75,000 shares of common stock for cash of $7,500, plus the issuance 10,000 shares of common stock valued at $0.50 per share, resulting in a charge to compensation expense of $12,500 during the year ended December 31, 1999. During the year the Company also redeemed 8,000 shares of common stock for cash of $10,000.

From January through June 1998, the Company issued 425,530 shares of restricted common stock upon conversion of loans from a shareholder totaling $212,765, or $0.50 per share. The conversion rate was equal to the fair value of the common stock based upon the price common stock was issued for cash about that same time. During 1998 the Company also issued 1,064,470 shares of restricted common stock for $532,235 cash at $0.50 per share from July through October 1998. In October 1998, the Company redeemed 900,000 shares of this restricted common stock for $360,000, or $0.40 per share, which was paid on January 25, 1999.

During April and May 1997, the Company issued 210,000 shares of common stock in a Regulation D, Section 504 private placement offering in exchange for cash of $840,000, or $4.00 per share, before $14,394 of direct offering costs. In March 1998, the Company redeemed 10,000 of these common shares from an investor in March 1998 for $32,500 cash, or $3.25 per share.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

In March 1997, 3,002,500 shares of common stock were issued to the Company's founders as compensation for services in organizing the Company and for research and development services. The shares were valued at $300,250 or $0.10 per share. During July 1998, the Company sold Limited, a wholly owned subsidiary, and its related intangible software assets, to one of the Company's founders in exchange for the founder returning 700,000 shares of the Company's common stock. The stock redeemed was valued at $0.50 per share based upon the price common stock was issued for cash at about that same time.

NOTE 6 - STOCK OPTIONS

NON-QUALIFIED OPTIONS
In August 2001, the Board of Directors granted non-qualified stock options to acquire a total of 140,000 shares of common stock with an exercise price of $2.00 per share, which was equal to the fair value of the common stock on the date of issuance, to members of the Board of Directors. These options vest as follows: 44,000 shares on February 1, 2002 and 48,000 each on February 1, 2003 and 2004. On December 31, 2001, the Board of Directors approved and granted non-qualified stock options to acquire a total of 35,000 shares of common stock with an exercise price of $1.00 per share, which was equal to the fair value of the common stock on the date of issuance, to the Chairman of the Board of Directors. These options vest as follows: 11,000 shares on July 1, 2002 and 12,000 each on July 1, 2003 and 2004.

In June 2000, the Board of Directors granted non-qualified stock options to acquire a total of 450,000 shares of common stock with an exercise price of $1.25 per share, which was equal to the fair value of the common stock on the date of issuance, to members of the Board of Directors. These options vested immediately.

Non-qualified options are accounted for under the intrinsic value method, with no intrinsic value recognized.

QUALIFIED OPTIONS
During September 2000 the Board of Directors approved for submission to vote by the Company's shareholders, the 2000 Stock Option and Restricted Plan (the "Plan"). The Company's shareholders approved the Plan as of March 31, 2001. Under the terms of the Plan the Company reserved 750,000 shares of common stock for option and restricted stock grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible to participate in the Plan. These options are accounted for under the intrinsic value method, with no intrinsic value recognized.

During 2001, the Company granted options for the purchase 255,000 shares of common stock to three employees. The options had exercise prices ranging from $1.25 to $2.00, which was equal to the fair value of the Company's common stock on the dates granted. During 2001, one employee forfeited options for 5,000 shares at an exercise price of $2.00.

During 2000, the Company granted options for 442,500 shares to seven eligible participants. The exercise prices for these grants ranged from $1.25 to $2.00 per share, which was equal to the fair value of the common stock on the dates granted.

SUMMARY
At December 31, 2001, the Company had a total of 1,305,500 options outstanding at price ranges from $1.00 to $2.00 with a weighted average exercise price of $1.34. All options granted had an exercise price

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

equal to estimated market value at the grant date. The 1,305,500 options outstanding had a weighted average remaining contractual life of 6.6 years and a weighted average fair value at date of grant of $0.84 per share.

During 2001, the Company granted options for 430,000 shares at price ranges from $1.00 to $2.00 with a weighted average exercise price of $1.53 per share. Options for 12,000 shares with an option price of $1.25 per share were exercised during the year.

During 2000, options for total of 892,500 shares were granted at price ranges from $1.25 to $2.00 with a weighted average exercise price of $1.25. No options were exercised or forfeited during 2000.

At December 31, 2001, a total of 596,500 options are exercisable with a weighted average exercise price of $1.26 per share. Additionally, there are 57,500 qualified options available for future grants under the Plan.

PRO FORMA DISCLOSURES
Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" requires certain pro forma disclosures with respect to stock option grants. The estimated fair value of the options is amortized to expense over the option's vesting period. The estimated weighted average fair value of options granted approximates $0.94 per share and $0.78 per share for options granted during 2001 and 2000, respectively. In determining the estimated fair value of the Company's stock options as of the date of grant, a Black-Scholes option pricing model was used with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 3.18% to 6.43%; expected volatility of 95%; and a weighted-average expected life of the options of 3 years.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma net loss for 2001 and 2000 would be $1,299,000 and $687,000, respectively and pro forma loss per common share would be $0.24 and $0.14 for 2001 and 2000, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

PRIOR OPTION ISSUANCES
In June 1998, the Board of Directors approved and granted options to acquire 75,000 shares of common stock at $0.50 per share to a member of the Board of Directors. The options became exercisable immediately and expired one year after the date of grant. As discussed in Note 5, these options were reacquired in 1999.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 7--NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2001 (as discussed in Note 2) as part of a re-capitalization of one investee, the Company converted $36,000 of its accrued interest receivable into common stock of the investee.

During 2000, restricted stock was issued to a key employee as deferred compensation. Compensation expense is recognized as the stock vests.

During 1998, loans of $212,765 from a shareholder were converted into 425,530 shares of common stock. The Company also redeemed 900,000 shares of common stock at $0.40 per share during 1998, but paid the $360,000 purchase price in cash to the former shareholders on January 25, 1999. During 1998, the Company also sold its investment in Limited and its online gaming operations to a former shareholder in exchange for 700,000 shares of the Company's common stock valued at $350,000, or $0.50 per share.

NOTE 8 - SUBSEQUENT EVENTS

INVESTMENT LOSS
On March 14, 2002, management of the Company learned that the venture capital shareholders of one of businesses in which the Company invested $375,000 have decided to terminate business operations and liquidate. While the investee had substantial resources and cash at December 31, 2001, the venture capital shareholders recently caused a cessation of operations and initiated the liquidation of the assets. It presently is not possible to determine how much, if any, the Company will realize in proceeds upon liquidation. However, the Company will recognize a substantial loss on the disposal in 2002, and currently the loss is expected to approximate the total amount invested. As a means to clarify the estimated impact of this event, the Company has presented an unaudited pro forma balance sheet giving effect to the transaction as if the decision to liquidate had occurred as of December 31, 2001. For purposes of the unaudited pro forma disclosures the Company has assumed it will realize no proceeds upon liquidation.

BORROWINGS
Through March 15, 2002 the Company has borrowed an additional $126,000 under its short-term line of credit. It has $27,500 available for future borrowings. The Company also borrowed $40,000 from the Heritage Limited, a principal shareholder, during 2002. These borrowings bear interest at 9% and are due April 1, 2003.