Form 10QSB
period 2002-03-31
ORBIS DEVELOPMENT INC
filed 2002-05-07
CIK 1137417

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
                     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

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

                                 (616) 285-8121
                     (Telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         [1]    Yes   X     No                  [2] Yes   X     No
                -------     ---------               -------     --------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 1, 2002

            Common Stock, $.001 par value                          5,606,000
                    (Class)                                   (Number of shares)


         Transitional Small Business Format Disclosure (check one):

         Yes               No     X
            -------           ---------

                             ORBIS DEVELOPMENT, INC.

                                   FORM 10-QSB

                                 MARCH 31, 2002

                                      INDEX

                                                                        PAGE NO.
                                                                        --------
PART I   Financial Information

Item 1.  Condensed Financial Statements:

               Condensed Balance Sheets (Unaudited)--March 31, 2002 and
                 December 31, 2001                                           2

               Condensed Statements of Operations (Unaudited)--For the
                 Three Months Ended March 31, 2002 and 2001 and For the
                 Period January 27, 1997 (Date of Inception) through March
                 31, 2002                                                    3

               Condensed Statements of Stockholders' Equity (Unaudited)
                 From January 27, 1997 (Date of Inception) through December
                 31, 2001 and for the Three Months Ended March 31, 2002      4

               Condensed Statements of Cash Flows (Unaudited)-- For the
                 Three Months Ended March 31, 2002 and 2001 and For the
                 Period January 27, 1997 (Date of Inception) through March
                 31, 2002                                                    5

               Notes to Condensed Financial Statements                       6

Item 2.  Management's Discussion and Analysis or Plan of Operation           10

PART II  Other Information                                                   12

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

                       PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                           ORBIS DEVELOPMENT, INC
                       (A DEVELOPMENT STAGE COMPANY)

                          CONDENSED BALANCE SHEETS
                                (UNAUDITED)

                                                                              MARCH 31,           DECEMBER 31,
                                                                                2002                  2001
                                                                             -----------          -----------
                                      ASSETS                                         (SEE NOTE BELOW)
CURRENT ASSETS
   Cash                                                                     $     8,786           $     4,423
   Restricted cash                                                               32,224                31,113
   Other current assets                                                          17,756                 4,400
                                                                            -----------           -----------
   TOTAL CURRENT ASSETS                                                          58,766                39,936

EQUIPMENT, LESS ACCUMULATED DEPRECIATION                                         38,301                38,225

DEPOSITS, NET OF AMORTIZATION                                                    20,454                21,183

INVESTMENTS                                                                   1,105,840             1,105,840
                                                                            -----------           -----------

TOTAL ASSETS                                                                $ 1,223,361           $ 1,205,184
                                                                            ===========           ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable                                                        $    97,737           $   128,525
    Accrued expenses                                                             79,460                 8,453
    Short-term borrowings, including $20,500 borrowed on long-term
      line of credit due in 2003                                                 83,500                63,000
                                                                            -----------           -----------
        TOTAL CURRENT LIABILITIES                                               260,697               199,978
                                                                            -----------           -----------

LONG-TERM LIABILITIES
    Line of credit borrowings-related party                                     200,000                46,500
    Convertible notes from stockholders, net of unamortized
      imputed interest of $85,680 at March 31, 2002
      and $99,852 at December 31, 2001                                          634,720               620,548
                                                                            -----------           -----------
TOTAL LONG-TERM LIABILITIES                                                     834,720               667,048
                                                                            -----------           -----------

STOCKHOLDERS' EQUITY
    Preferred Stock --5,000,000 shares authorized; none issued                    --                    --
    Common stock -- $0.001 par value; authorized 25,000,000 shares;
issued and outstanding: 5,535,000 shares at March 31,2002
and 5,529,000 at December 31, 2001                                                5,535                 5,529
    Additional paid-in capital                                                3,071,821             3,064,327
    Deferred compensation                                                       (30,468)              (40,624)
    Deficit accumulated during the development stage                         (2,918,944)           (2,691,074)
                                                                            -----------           -----------
     TOTAL STOCKHOLDERS' EQUITY                                                 127,944               338,158
                                                                            -----------           -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 1,223,361           $ 1,205,184
                                                                            ===========           ===========

                See notes to condensed financial statements.

Note - The balance sheet at December 31, 2001, has been derived from the Company's annual financial statements for that date included in its Annual Report on Form 10-KSB, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
                                     2

                          ORBIS DEVELOPMENT, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                     CONDENSED STATEMENTS OF OPERATIONS
                                (UNAUDITED)


                                                                          FOR THE
                                                                          PERIOD
                                                                         JANUARY
                                                                         27, 1997
                                                                         (DATE OF
                                                   FOR THE              INCEPTION)
                                              THREE MONTHS ENDED          THROUGH
                                                   MARCH 31,             MARCH 31,
                                         -----------------------------------------
                                             2002          2001            2002
                                         ------------  ------------    -----------

INTEREST INCOME                          $        112  $     13,303   $     81,760

INTEREST EXPENSE                              (19,999)           --        (49,592)

OPERATING, GENERAL AND
    ADMINISTRATIVE EXPENSES                  (207,983)     (233,001)    (1,793,579)

GAIN ON SALE OF INVESTMENT                                                  32,857

PROVISION FOR IMPAIRMENT OF
   INVESTMENT IN SECURITIES                       --            --        (150,000)
                                         ------------  ------------   ------------

LOSS FROM CONTINUING OPERATIONS              (227,870)     (219,698)    (1,878,554)
                                         ------------  ------------   ------------

DISCONTINUED OPERATIONS
   Loss from online casino operations,
      no related income tax                       --            --      (1,390,390)
   Gain on sale of online casino
      operations, no related income tax           --            --         350,000
                                         ------------  ------------   ------------

LOSS FROM DISCONTINUED OPERATIONS                  --                   (1,040,390)
                                         ------------  ------------   ------------

NET LOSS                                 $   (227,870) $   (219,698)  $ (2,918,944)
                                         ============  ============   ============

BASIC AND DILUTED LOSS PER
   COMMON SHARE                          $      (0.04) $      (0.04)
                                         ============  ============
WEIGHTED AVERAGE COMMON SHARES
   USED IN PER SHARE CALCULATIONS           5,529,200     5,423,528
                                         ============  ============



                See notes to condensed financial statements.

                          ORBIS DEVELOPMENT, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (UNAUDITED)

                                                                                                                   DEFICIT
                                                                                                                 ACCUMULATED
                                                  COMMON STOCK                ADDITIONAL                         DURING THE
                                             --------------------              PAID-IN         DEFERRED          DEVELOPMENT
                                              SHARES        AMOUNT             CAPITAL       COMPENSATION           STAGE
                                              ------        ------             -------       ------------    ---------------


BALANCE AT JANUARY 27, 1997
   (DATE OF INCEPTION)                            --      $         --     $         --       $        --     $         --
Issuance of common stock for compensation
  from the reorganization of Cyber Games,
  Ltd., March 1997, $0.10 per share         3,002,500             3,003          297,247               --               --
Issuance for cash in 1997 in private
  placement at $4.00 per share, net of
  $14,394 offering costs                      210,000               210          825,396               --               --
Conversion of shareholder loans, January
  through June 1998, $0.50 per share          425,530               426          212,339               --               --
Issuance for cash in 1998 in private
  placement at $0.50 per share              1,064,470             1,064          531,171               --               --
Shares redeemed in 1998 for disposition
  of online casino operations at $0.50
  per share                                  (700,000)             (700)        (349,300)              --               --
Shares redeemed in 1998 for cash at
  $3.25 per share                             (10,000)              (10)         (32,490)              --               --
Shares redeemed in 1998 for cash at
  $0.40 per share                            (900,000)             (900)        (359,100)              --               --
Compensation in 1998 related to grant
  of stock options                                --                --             1,500               --               --
Issuance for cash in 1999 private
  placement at $0.50 per share                420,000               420          209,580               --               --
Issuance in exchange for 1999 cancellation
  of option, 10,000 shares at $0.50 per
  share                                        10,000                10            4,990               --               --
Shares redeemed in 1999 for cash               (8,000)               (8)          (9,992)              --               --
Issuance in 2000 for MasterCoin equipment,
  leaseholds and other assets at fair
  value, or $0.63 per share                 1,600,000             1,600        1,013,400               --               --
Grant of restricted stock in 2000             100,000               100          124,900          (125,000)             --
Issuance in 2000 for cash in private
  placement at $2.00 per share, net of
  estimated offering costs of $25,000         231,250               231          437,269               --               --
Issuance for cash in private placement at
  $2.00 per share                              71,250                71          142,429               --               --
Amortization of deferred compensation             --                --               --             84,376              --
Exercise of stock options                      12,000                12           14,988               --               --
Net loss for the period from January 27,
  1997 through December 31, 2001                  --                --               --                --       (2,691,074)
                                           ----------     -------------    -------------       -----------    ------------
BALANCE AT DECEMBER 31, 2001                5,529,000      $      5,529    $   3,064,327       $   (40,624)   $ (2,691,074)
Exercise of stock options                       6,000                 6            7,494                --              --
Amortization of deferred compensation             --                --               --             10,156              --
Net loss for the three-month period ended
  March 31, 2002                                  --                --               --                --         (227,870)
                                          -----------     -------------    -------------       -----------    ------------
BALANCE AT MARCH 31, 2002                   5,535,000     $       5,535    $   3,071,821       $   (30,468)   $ (2,918,944)
                                          ===========     =============    =============       ===========    ============


                  See notes to condensed financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                   FOR THE PERIOD
                                                                                                          JANUARY
                                                                                                         27, 1997
                                                                                                         (DATE OF
                                                                            FOR THE                    INCEPTION)
                                                                      THREE MONTHS ENDED                  THROUGH
                                                                           MARCH 31,                    MARCH 31,
                                                                         2002              2001              2002
                                                                -------------     -------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                       $  (227,870)     $  (219,698)     $(2,918,944)
    Adjustments to reconcile net loss to net cash used
      by operating activities:
       Stock issued for research and development services                 --               --            300,250
       Proceeds from sale of equipment less gain realized                 --                               8,409
       Depreciation and amortization                                     4,948              337           31,682
       Amortization of imputed interest                                 14,172                            27,720
       Compensation from stock options and restricted stock             10,156           10,156          101,032
       Gain on sale of investment                                         --               --            (32,857)
       Gain on sale of discontinued operations                            --               --           (350,000)
       Provision for impairment of investments in securities              --               --            150,000
       Interest income converted to common stock of investee              --               --            (36,000)
    Change in operating assets and liabilities:
       Restricted cash                                                  (1,111)            --            (32,224)
       Other current assets                                            (13,356)         (20,642)         (17,756)
       Accounts payable and accrued expenses                            40,219           10,813          177,197
                                                                   -----------      -----------      -----------
       NET CASH USED IN OPERATING ACTIVITIES                          (172,842)        (219,034)      (2,591,491)
                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Issuance of notes receivable - related parties                        --             (5,000)        (180,000)
    Collections on notes receivable - related parties                     --               --             78,017
    Investments in securities                                             --               --         (1,255,000)
    Proceeds from sales of investments                                    --            120,000          170,000
    Long-term deposits                                                  (1,500)            --            (29,933)
    Purchase of equipment                                               (2,795)            (374)         (68,913)
                                                                   -----------      -----------      -----------
       NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES             (4,295)         114,626       (1,285,829)
                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                --            142,500        3,162,841
    Proceeds from short-term borrowings                                   --               --             63,000
    Proceeds from issuance of long-term convertible notes                 --               --            607,000
    Proceeds from stock options exercised                                7,500             --             22,500
    Proceeds from other loans from stockholders                        174,000             --            530,265
    Principal payments on loan from stockholder                           --               --            (97,000)
    Redemption of common stock                                            --               --           (402,500)
                                                                   -----------      -----------      -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                       181,500          142,500        3,886,106
                                                                   -----------      -----------      -----------
NET INCREASE IN CASH                                                     4,363           38,092            8,786
CASH - BEGINNING OF PERIOD                                               4,423           34,499             --
                                                                   -----------      -----------      -----------
CASH - END OF PERIOD                                               $     8,786      $    72,591      $     8,786
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

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS PURPOSE -- To date, Orbis Development, Inc., (the "Company" or "Orbis") has not commenced its core operating activities and is considered a development stage enterprise. Orbis intends to deploy technology that will facilitate pari-mutuel wagering over the Internet and e-Commerce payment processing, including payments using the equivalent of a prepaid ATM Card, although there is no assurance we will be able to do so. In addition, Orbis has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits.

BASIS OF PRESENTATION -- The unaudited condensed financial statements that accompany this report have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on March 26, 2002.

In the opinion of our management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

USE OF ESTIMATES -- The preparation of interim financial statements in conformity with generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. These same estimates may affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from these estimates.

BUSINESS CONDITION AND RISKS -- Orbis has not had any revenue generating activity since inception. In June 1998 it discontinued the development of its online casino gaming business. Through March 31, 2002, Orbis has accumulated losses since inception of approximately $2,919,000. This amount includes a loss of approximately $228,000 during the three-month period ended March 31, 2002. We have used cash in operating activities since inception of approximately $2,591,000, including approximately $173,000 used for the three-month period during 2001. These factors, among others, indicate that Orbis may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue as a going concern. Orbis' ability to continue as a going concern depends upon its ability to deploy technology that generates sufficient revenue and cash flow to meet its obligations. It also may be required that we obtain additional assets, or sell current assets to fund current operations. Our management is in various stages of negotiating agreements that would permit Orbis to commence its proposed operating activities during the second and third quarters of 2002. We are hopeful these agreements will permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

PRINCIPLES OF CONSOLIDATION -- Orbis has formed certain subsidiaries to conduct its proposed business activities. None of its subsidiaries have had any operations since inception and they all remained dormant as of March 31, 2002. The financial statements include the operations and cash flows of the Company for all periods presented.

RESTRICTED CASH -- Under an agreement with a United States bank that permits the processing of credit card transactions, Orbis has agreed to establish at the bank a deposit account reserved for the payment of possible credit card transaction charge backs. We have deposited approximately $32,224 as of March 31, 2002, and have agreed to make future monthly contributions at the rate of five basis points multiplied by the dollar volume of Visa or MasterCard sales drafts processed.

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

INCOME TAXES --Orbis recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts. In the financial statements that will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. These deferred tax assets or liabilities are measured using the tax rates that are anticipated to be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

BASIC AND DILUTED LOSS PER COMMON SHARE -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2002, approximately 1,780,000 potentially issuable common shares, as set forth to below, were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2 -- INVESTMENTS IN SECURITIES

Orbis has invested in several privately owned companies, which generally represent strategic partners or other entities that we anticipate will provide products and services that relate to, support, or are otherwise compatible with the our business pursuits. At March 31, 2002, our investments are in common or common equivalent securities and they represent ownership interests ranging from 0.2% to 12.5% of each investee. None of the investments were made for purposes of trading, and none were acquired with the intention of selling them in the near term. None of these investments have a readily determinable fair market value. The investments are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired.

Orbis periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible permanent impairment. During the three-month period ended March 31, 2002, our management learned that the venture capital shareholders of one of businesses in which the Company invested $375,000 have decided to terminate business operations and liquidate. While the investee had substantial resources and cash at December 31, 2001, the venture capital shareholders recently caused a cessation of operations and initiated the liquidation of the assets. It presently is not possible to determine how much, if any, the Company will realize in proceeds upon liquidation. However, based on recent negotiations and developments concerning the liquidation, our management currently believes the Company will not realize a loss on the liquidation of the investee. Thus, during the three-months ended March 31, 2002, no indicators of impairment appear to exist and no provision for impairment was recognized. Our management believes the current value of investments equals or exceeds the related cost and carrying amount.

NOTE 3 --BORROWING ARRANGEMENTS

SHORT-TERM NOTES PAYABLE
During 2001, we borrowed $63,000 from an officer and employee through the issuance of unsecured notes bearing interest at 9%. These notes are due July 1, 2002, and can be prepaid without penalty. See Note 7, Subsequent Events, concerning the settlement of $60,000 of the amount currently due.

LINE OF CREDIT DUE APRIL 1, 2003
On December 1, 2001, the Company reached agreement with its Chairman under which the Company may borrow from time to time up to $200,000. Borrowings under the line are unsecured, and they bear interest at 9%. The line of credit matures on April 1, 2003. At March 31, 2002 we had drawn $220,500 on the line, which is $20,500 more than what was committed. Accordingly, $20,500 of the amount borrowed has been classified as a current liability. On April 26, 2002 we made a payment of $36,000 reducing the amount outstanding to $184,500. After this payment, $15,500 is available on the line of credit.

LONG-TERM CONVERTIBLE NOTES PAYABLE
In connection with a private placement of convertible notes during the third and fourth quarters of 2001, we realized proceeds of $567,000, including $167,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $680,400 of non-interest bearing convertible promissory notes to six existing shareholders. The issuance of these notes resulted in recognition of imputed interest of $113,400 based on a 10% interest rate. The imputed interest is being amortized over the term of the notes to maturity. The Company also received proceeds of $40,000 from an existing shareholder related to the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders can convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity. At March 31, 2002, a total of 480,267 shares of common stock are reserved for possible conversion of the long-term convertible notes payable.

During March 2002 we reached agreement with a current shareholder under which the shareholder would lend not less than $125,000 to the Company. The loans would be made from time to time during the four-month period ending July 15, 2002 under a series of 2-year unsecured convertible promissory notes bearing interest at 10% payable at maturity. The underlying agreement permits the lender to convert the principal amount of the notes, plus accrued interest into common stock at a conversion rate of $1.50 per share. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the conversion rate. The agreement permits the lender to fund an additional $125,000, or up to $250,000, under these terms. See Note 7, Subsequent Events, as to the borrowing proceeds realized during April 2002.

NOTE 4 -- PREFERRED STOCK

Orbis' certificate of incorporation provides that the Board of Directors generally is permitted to issue shares of preferred stock in series, to establish the number of shares included in each series and to prescribe the voting powers, designations, relative rights, preferences and limitations of the shares of each series.

NOTE 5 -- STOCK OPTIONS

During the three month period ended March 31, 2002, we did not grant any options. At March 31, 2002, the Company had a total of 1,299,500 options outstanding at price ranges from $1.00 to $2.00 with a weighted average exercise price of $1.34. All options granted had an exercise price equal to estimated market value at the grant date.

At March 31, 2002, a total of 701,166 options are exercisable with a weighted average exercise price of $1.31 per share. Additionally, there are 57,500 qualified options available for future grants under the Plan.

NOTE 6--NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest expense currently payable was $5,827 for the three-month period ended March 31, 2002. No interest was paid during the period.

During 2001, as part of a re-capitalization of one investee, the Company converted $36,000 of its accrued interest receivable into common stock of the investee.

During 2000, restricted stock was issued to a key employee as deferred compensation. Compensation expense is recognized as the stock vests.

During 1998, the Company sold its investment its online gaming operations to a former shareholder in exchange for 700,000 shares of the Company's common stock valued at $350,000, or $0.50 per share.

NOTE 7--SUBSEQUENT EVENTS

During April 2002, we realized proceeds of $139,000 under the long-term convertible note agreement negotiated described in Note 3 to the financial statements. These borrowings are due in April 2004, and are convertible into 92,667 shares of common stock.

During April 2002 we settled notes outstanding to a former employee amounting to $60,000 through the exercise by the former employee of stock options resulting in the issuance of 48,000 shares of our common stock. Other amounts payable to the employee totaling $28,750 were also settled through his exercise of stock options and resulted in the issuance by Orbis of 23,000 additional shares of our common stock. The former employee forfeited options for 79,000 shares of common stock.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995. Any statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. All forward-looking statements included in this Quarterly Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements

Orbis has been a development stage company since its organization in January 1997. To date, Orbis has not produced any net revenues from operations or from its core business activities. Orbis has incurred losses through March 31, 2002 of approximately $2,919,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with building an Internet casino business. In June 1998, Orbis abandoned its attempt to develop an Internet casino.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. Management anticipates Orbis' ability to continue as a going concern will be dependent upon its ability to launch its proposed core service activities and generate sufficient revenue and cash flow to meet its obligations and/or to continue to obtain additional financing or sell assets as may be required to fund current operations. Orbis is in various stages of negotiations of agreements and other activities that may permit the Company to commence operating activities for its core businesses during the second and third calendar quarter of 2002. Management anticipates these proposed agreements and other activities, if completed as currently anticipated, would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through March 31, 2002 Orbis has generated approximately $3,800,000 in net proceeds from private placement offerings and other financing activities, including $181,500 for the three-month period ended March 31, 2002. From inception through March 31, 2002, Orbis used cash in operating activities of $2,591,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998. Additionally, since inception, we have used $1,286,000 in investment activities, including $1,185,000 invested in securities issued primarily by our strategic partners. As of March 31, 2002, our current assets and current liabilities were $59,000 and $261,000, respectively.

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

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2002 would stem only from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment.

Several factors related to the launch of the Company's proposed services remain outside of its control, and there can be no assurance Orbis will achieve commercial viability on its anticipated timeline. In that regard, Orbis expects it will need to obtain additional funding to support its operations. Management currently is working to obtain additional funding from several sources, including the sale of certain non-strategic investments, the collection of notes receivable and additional borrowings. Because Orbis has no contractual commitments with respect to any of these initiatives, except for $125,000 of additional borrowings under the convertible note arrangement negotiated in March 2002, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts.

It is possible Orbis will not reach commercial viability on its anticipated timeline or that Orbis will not raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur prior to the date we reach commercial viability. Orbis' inability to obtain any needed additional financing in a timely manner would have a material adverse effect on our company, including possibly requiring us to significantly curtail Orbis' operations.

                           PART II--OTHER INFORMATION



ITEM 1    Legal Proceedings
                  None; not applicable.

ITEM 2    Changes in Securities
                  None; not applicable

ITEM 3    Defaults on Senior Securities
                  None; not applicable

ITEM 4   Submission of Matters to a Vote of Security Holders
                  None; not applicable

ITEM 5    Other Information
                  Not applicable

ITEM 6    Exhibits and Reports on Form 8-K

          a)  Exhibits
                  10.1--Form of Credit Agreement and Unsecured Convertible Note

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


                                        ORBIS DEVELOPMENT, INC.
                                        ----------------------
                                              Registrant

                                        By:  /S/ DAVID A. STOVER
                                           ----------------------
May 3, 2002                             Chief Financial Officer and
------------------                      Secretary (Principal Financial Officer)
     Date

                                 EXHIBIT INDEX


EXHIBIT NO.         EXHIBIT DESCRIPTION

10.1                Form of Credit Agreement and Unsecured Convertible Note