Form 10QSB
period 2002-06-30
ORBIS DEVELOPMENT INC
filed 2002-08-14
CIK 1137417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


      (Mark One)
            [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         [1]   Yes   X       No                  [2]     Yes   X      No
                  -------     --------                      -------     -------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 1, 2002

                  Common Stock, $.001 par value                 5,717,475
                           (Class)                          (Number of shares)


         Transitional Small Business Format Disclosure (check one):

         Yes           No   X
             -------     --------

                             ORBIS DEVELOPMENT, INC.

                                   FORM 10-QSB

                                  JUNE 30, 2002

                                      INDEX

                                                                           PAGE
                                                                            NO.
                                                                         -------
PART I    Financial Information

Item 1.   Condensed Financial Statements:

              Condensed Balance Sheets (Unaudited)--June 30, 2002 and
               December 31, 2001                                               2

              Condensed Statements of Operations (Unaudited)--For the
               Three and Six Months Ended June 30, 2002 and 2001 and
               For the Period January 27, 1997 (Date of Inception)
               through June 30, 2002                                           3

              Condensed Statements of Stockholders' Equity
               (Unaudited) From January 27, 1997 (Date of Inception)
               through December 31, 2001 and for the Six Months Ended
               June 30, 2002                                                   4

              Condensed Statements of Cash Flows (Unaudited)-- For
               the Six Months Ended June 30, 2002 and 2001 and For the
               Period January 27, 1997 (Date of Inception) through
               June 30, 2002                                                   5

               Notes to Condensed Financial Statements (Unaudited)             6

Item 2.   Management's Discussion and Analysis or Plan of Operation           10

PART II   Other Information                                                   12

Item 1.   Legal Proceedings                                                   12

Item 2.   Changes in Securities                                               12

Item 3.   Defaults upon Senior Securities                                     12

Item 4.   Submission of Matters to a vote of Security Holders                 12

Item 5.   Other Information                                                   12

Item 6.   Exhibits and Reports on Form 8-K                                    18

Signature page                                                                18

                         PART I - FINANCIAL INFORMATION
                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30,                 DECEMBER 31,
                                                                                     2002                        2001
                                                                                  -----------                -----------
                                     ASSETS                                                                (SEE NOTE BELOW)
CURRENT ASSETS
     Cash                                                                         $     8,543                $     4,423
     Restricted cash                                                                   37,422                     31,113
     Other current assets                                                              16,953                      4,400
                                                                                  -----------                -----------
     TOTAL CURRENT ASSETS                                                              62,918                     39,936

EQUIPMENT, LESS ACCUMULATED DEPRECIATION                                               79,382                     38,225

DEPOSITS, NET OF AMORTIZATION                                                          18,225                     21,183

INVESTMENTS                                                                         1,105,840                  1,105,840
                                                                                  -----------                -----------

TOTAL ASSETS                                                                      $ 1,266,365                $ 1,205,184
                                                                                  ===========                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Accounts payable                                                             $   111,578                $   128,525
     Accrued expenses                                                                  44,046                      8,453
     Merchant reserves and deposits                                                     8,011
     Short-term borrowings                                                             23,000                     63,000
     Line of credit borrowings-related party                                          182,500
                                                                                  -----------                -----------
         TOTAL CURRENT LIABILITIES                                                    369,135                    199,978
                                                                                  -----------                -----------

LONG-TERM LIABILITIES
     Line of credit borrowings-related party                                                -                     46,500
     Convertible notes from stockholders, net of unamortized
      imputed interest of  $71,508 at June 30, 2002
      and  $99,852 at December 31, 2001                                               893,392                    620,548
                                                                                  -----------                -----------
TOTAL LONG-TERM LIABILITIES                                                           893,392                    667,048
                                                                                  -----------                -----------

STOCKHOLDERS' EQUITY
     Preferred Stock -5,000,000 shares authorized; none issued                              -                          -
     Common stock - $0.001 par value; authorized 25,000,000 shares;
        issued and outstanding: 5,717,000 shares at June 30, 2002
        and 5,529,000 at December 31, 2001                                              5,717                      5,529
     Additional paid-in capital                                                     3,347,470                  3,064,327
     Deferred compensation                                                            (20,312)                   (40,624)
     Deficit accumulated during the development stage                              (3,329,037)                (2,691,074)
                                                                                  -----------                -----------
         TOTAL STOCKHOLDERS' EQUITY                                                     3,838                    338,158
                                                                                  -----------                -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 1,266,365                $ 1,205,184
                                                                                  ===========                ===========

             See notes to condensed financial statements.

Note - The balance sheet at December 31, 2001, has been derived from the Company's financial statements for that date included in its Annual Report on Form 10-KSB, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                         FOR THE
                                                                                                                         PERIOD
                                                                                                                         JANUARY
                                                                                                                         27, 1997
                                                                                                                         (DATE OF
                                                       FOR THE                              FOR THE                     INCEPTION)
                                                  THREE MONTHS ENDED                   SIX MONTHS ENDED                  THROUGH
                                                      JUNE 30,                             JUNE 30,                      JUNE 30,
                                               2002               2001               2002              2001                2002
                                           -----------        -----------        -----------        -----------        -----------
OPERATING REVENUES                         $    22,954                 -         $    22,954                 -         $    22,954

COST OF SERVICES PROVIDED                      (18,108)                -             (18,108)                -             (18,108)
                                           -----------        -----------        -----------        -----------        -----------
                                                 4,846                                 4,846                                 4,846

INTEREST EXPENSE                               (23,147)                              (43,146)                              (72,739)

INTEREST INCOME                                               $     9,700                112        $    26,503        $    81,760

GENERAL AND ADMINISTRATIVE EXPENSES           (391,792)          (277,972)          (599,775)          (514,473)        (2,185,371)

GAIN ON SALE OF INVESTMENT                          -                  -                  -                  -              32,857

PROVISION FOR IMPAIRMENT OF
   INVESTMENT IN SECURITIES                         -                  -                  -                  -            (150,000)
                                           -----------        -----------        -----------        -----------        -----------

LOSS FROM CONTINUING OPERATIONS               (410,093)          (268,272)          (637,963)          (487,970)        (2,288,647)
                                           -----------        -----------        -----------        -----------        -----------

NON-RECURRING GAINS (LOSS)
   Loss from online casino operations,
      no related income tax                          -                  -                  -                  -         (1,390,390)
   Gain on sale of online casino
      operations, no related income tax              -                  -                  -                  -            350,000
                                           -----------        -----------        -----------        -----------        -----------

NET NON-RECURRING GAINS (LOSS)                      --                  -                 --                  -         (1,040,390)
                                           -----------        -----------        -----------        -----------        -----------

NET LOSS                                   $  (410,093)       $  (268,272)       $  (637,963)       $  (487,970)       $(3,329,037)
                                           ===========        ===========        ===========        ===========        ===========

BASIC AND DILUTED LOSS PER SHARE

   NET LOSS                                $     (0.07)       $     (0.05)       $     (0.11)       $     (0.09)
                                           ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES
   USED IN PER SHARE CALCULATIONS            5,653,100          5,517,000          5,591,400          5,489,600
                                           ===========        ===========        ===========        ===========




             See notes to condensed financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                                        DEFICIT
                                                                                                                       ACCUMULATED
                                                            COMMON STOCK              ADDITIONAL                        DURING THE
                                                    ----------------------------        PAID-IN         DEFERRED        DEVELOPMENT
                                                        SHARES          AMOUNT          CAPITAL       COMPENSATION          STAGE
                                                    -----------      -----------      -----------      -----------      -----------

BALANCE AT JANUARY 27, 1997
   (DATE OF INCEPTION)                                        -      $         -      $         -      $         -      $         -
Issuance of common stock for compensation
  from the reorganization of Cyber Games,
  Ltd., March 1997, $0.10 per share                   3,002,500            3,003          297,247                -                -
Issuance for cash in 1997 in private
  placement at $4.00 per share, net of
  $14,394 offering costs                                210,000              210          825,396                -                -
Conversion of shareholder loans, January
  through June 1998, $0.50 per share                    425,530              426          212,339                -                -
Issuance for cash in 1998 in private
  placement at $0.50 per share                        1,064,470            1,064          531,171                -                -
Shares redeemed in 1998 for disposition
  of online casino operations at $0.50
  per share                                            (700,000)            (700)        (349,300)               -                -
Shares redeemed in 1998 for cash at
  $3.25 per share                                       (10,000)             (10)         (32,490)               -                -
Shares redeemed in 1998 for cash at
  $0.40 per share                                      (900,000)            (900)        (359,100)               -                -
Compensation in 1998 related to grant
  of stock options                                            -                -            1,500                -                -
Issuance for cash in 1999 private placement
  at $0.50 per share                                    420,000              420          209,580                -                -
Issuance in exchange for 1999 cancellation
  of option, 10,000 shares at $0.50 per share            10,000               10            4,990                -                -
Shares redeemed in 1999 for cash                         (8,000)              (8)          (9,992)               -                -
Issuance in 2000 for MasterCoin equipment,
  leaseholds and other assets at fair value,
  or $0.63 per share                                  1,600,000            1,600        1,013,400                -                -
Grant of restricted stock in 2000                       100,000              100          124,900         (125,000)               -
Issuance in 2000 for cash in private placement at
  $2.00 per share, net of estimated offering
  costs of $25,000                                      231,250              231          437,269                -                -
Issuance for cash in private placement at
  $2.00 per share                                        71,250               71          142,429                -                -
Amortization of deferred compensation                         -                -                -           84,376                -
Exercise of stock options                                12,000               12           14,988                -                -
Net loss for the period from January 27,
  1997 through December 31, 2001                              -                -                -                -       (2,691,074)
                                                    -----------      -----------      -----------      -----------      -----------
BALANCE AT DECEMBER 31, 2001                          5,529,000      $     5,529      $ 3,064,327      $   (40,624)     $(2,691,074)

Exercise of stock options                               188,475              188          283,143                -                -
Amortization of deferred compensation                         -                -                -           20,312                -
Net loss for the six-month period ended
  June 30, 2002                                               -                -                -                -         (637,963)
                                                    -----------      -----------      -----------      -----------      -----------

BALANCE AT JUNE 30, 2002                              5,717,475      $     5,717      $ 3,347,470      $   (20,312)     $(3,329,037)
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

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  FOR THE PERIOD
                                                                                                                     JANUARY
                                                                                                                     27, 1997
                                                                                                                     (DATE OF
                                                                                       FOR THE                       INCEPTION)
                                                                                  SIX MONTHS ENDED                    THROUGH
                                                                                       JUNE 30,                       JUNE 30,
                                                                                2002                2001               2002
                                                                            -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $  (637,963)        $  (487,970)        $(3,329,037)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Stock issued for research and development services                             -                   -             300,250
       Proceeds from sale of equipment less gain realized                             -                   -               8,409
       Depreciation and amortization                                             10,081                 816              36,815
       Amortization of imputed interest                                          28,344                   -              41,892
       Compensation from stock options and restricted stock                      20,312              20,312             111,188
       Gain on sale of investment                                                     -                   -             (32,857)
       Gain on sale of discontinued operations                                        -                   -            (350,000)
       Provision for impairment of investments in securities                          -                   -             150,000
       Interest income converted to common stock of investee                          -                   -             (36,000)
     Change in operating assets and liabilities:
       Restricted cash                                                           (6,309)                  -             (37,422)
       Interest Receivable                                                            -             (25,253)                  -
       Other current assets                                                     (12,553)            (29,839)            (16,953)
       Accounts payable and accrued expenses                                     26,657              21,134             163,635
                                                                            -----------         -----------         -----------
       NET CASH USED IN OPERATING ACTIVITIES                                   (571,431)           (500,800)         (2,990,080)
                                                                            -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Issuance of notes receivable - related parties                                    -              (5,000)           (180,000)
    Collections on notes receivable - related parties                                 -                   -              78,017
    Investments in securities                                                         -             (60,000)         (1,255,000)
    Proceeds from sales of investments                                                -             120,000             170,000
    Long-term deposits                                                           (1,500)                  -             (29,933)
    Purchase of equipment                                                       (46,780)             (1,694)           (112,898)
                                                                            -----------         -----------         -----------
       NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                     (48,280)             53,306          (1,329,814)
                                                                            -----------         -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                            -             142,500           3,162,841
    Proceeds from short-term borrowings                                          20,000                   -              83,000
    Payments of short-term borrowings                                           (60,000)                  -             (60,000)
    Proceeds from issuance of long-term convertible notes                       244,500                   -             851,500
    Proceeds from stock options exercised                                       283,331                   -             298,331
    Proceeds from other loans from stockholders                                 174,000             325,000             530,265
    Principal payments on loan from stockholder                                 (38,000)                  -            (135,000)
    Redemption of common stock                                                        -                   -            (402,500)
                                                                            -----------         -----------         -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                623,831             467,500           4,328,437
                                                                            -----------         -----------         -----------
NET INCREASE IN CASH                                                              4,120              20,006               8,543
CASH - BEGINNING OF PERIOD                                                        4,423              34,499                   -
                                                                            -----------         -----------         -----------
CASH - END OF PERIOD                                                        $     8,543         $    54,505         $     8,543
                                                                            ===========         ===========         ===========

                   See notes to condensed financial statements

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS PURPOSE - Orbis Development, Inc., (the "Company," "Orbis," "we" or "us") recently commenced on a limited scale its core operating activities, but still is considered a development stage enterprise. Following a full-scale launch of its core products, Orbis intends to deploy technology that will facilitate pari-mutuel wagering over the Internet and e-commerce payment processing, including payments using the equivalent of a debit card. Although there are near-term prospects for a full-scale launch of these activities, there is no assurance we will be able to conduct them on a commercially feasible basis. In addition to its anticipated business activities, Orbis has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits.

BASIS OF PRESENTATION-- The unaudited condensed financial statements that accompany this report have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on March 26, 2002.

In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month and six-month periods ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

BUSINESS CONDITION AND RISKS - Orbis has had only very minor revenue generating activity since inception, with limited activity commencing during the three-month and six-month periods ending June 30, 2002. In June 1998 we discontinued the development of our online casino gaming business. Through June 30, 2002, Orbis has accumulated losses since inception of approximately $3,329,000. This amount includes losses from continuing operations of approximately $410,000 and $638,000 for the three-month and six-month periods ended June 30, 2002, respectively. We have used cash in operating activities since inception of approximately $2,990,000, including approximately $571,000 used for the six-month period during 2002. These factors, among others, indicate that Orbis may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue as a going concern. Orbis' ability to continue as a going concern depends upon its ability to timely deploy technology that generates sufficient revenue and cash flow to meet its obligations. We also may be required to obtain additional financing, or sell current assets to fund current operations. Our management is in various stages of negotiating agreements that would permit Orbis to fully commence its proposed operating activities during the third quarter of 2002. We are hopeful these agreements will permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

PRINCIPLES OF CONSOLIDATION - Orbis has formed certain subsidiaries to conduct its proposed business activities. None of its subsidiaries have commenced operating activity and they all remained inactive as of June 30, 2002. The financial statements include the operations and cash flows of the Company for all periods presented.

RESTRICTED CASH--Under an agreement with a United States bank that permits the processing of credit card transactions, Orbis has agreed to establish at the bank a deposit account reserved for the payment of possible credit card transaction charge backs. Additionally, under payment processing agreements with certain e-commerce merchants we retain reserves and have set aside those balances in an account reserved for the payment of possible credit card transaction charge backs. To date we have deposited approximately $37,422 in bank accounts with balances restricted for these purposes.

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

INCOME TAXES -Orbis recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. These deferred tax assets or liabilities are measured using the tax rates that are anticipated to be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2002, there are 1,776,800 potentially issuable common shares, comprising 1,133,500 shares issuable for stock options and 643,300 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2 -- INVESTMENTS IN SECURITIES

Orbis has invested in several privately owned companies, which generally represent strategic partners or other entities that we anticipate will provide products and services that relate to, support, or are otherwise compatible with the our business pursuits. At June 30, 2002, our investments are in common or common equivalent securities and they represent ownership interests ranging from 0.2% to 19.5% of each investee. None of the investments were made for purposes of trading, and none were acquired with the intention of selling them in the near term. None of these investments have a readily determinable fair market value. Investments are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. Orbis periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible permanent impairment. During the period ended June 30, 2002, no indicators of impairment appear to exist with respect to our investments and no provision for impairment was recognized. Our management believes the current value of investments equals or exceeds the related cost and carrying amount.

During 2002 our management learned that the venture capital shareholders of one of businesses in which the Company invested $375,000 for a .9% ownership interest had decided to terminate business operations and liquidate. While the investee had substantial resources and cash at December 31, 2001, the venture capital shareholders caused a cessation of operations in April 2002, and initiated the liquidation of the assets. During the three-month period ended June 30, 2002, we reached agreement with the entity formed through the liquidation process to exchange our original share ownership interest for an 8% ownership interest in the new enterprise. It presently is not possible to determine whether there will be any additional distributions to Orbis in connection with the liquidation. However, based on ongoing negotiations and developments concerning the new enterprise, our management currently believes the Company's investment has not been impaired.

NOTE 3 -BORROWING ARRANGEMENTS

SHORT-TERM NOTES PAYABLE
As of June 30, 2002, we have outstanding borrowings of $23,000 from an officer through the issuance of an unsecured demand note bearing interest at 9%.

LINE OF CREDIT DUE APRIL 1, 2003
On December 1, 2001, the Company reached agreement with its Chairman under which the Company may borrow from time to time up to $200,000. Borrowings under the line are unsecured, and they bear interest at 9%. The line of credit matures on April 1, 2003. At June 30, 2002 we had drawn $182,500, and $17,500 remained available for future borrowings. During July, the Company borrowed the remaining amount available under the line.

LONG-TERM CONVERTIBLE NOTES PAYABLE
In connection with a private placement of convertible notes during the third and fourth quarters of 2001, we realized proceeds of $567,000, including $167,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $680,400 of non-interest bearing convertible promissory notes to six existing shareholders. The issuance of these notes resulted in recognition of imputed interest of $113,400 based on a 10% interest rate. The imputed interest is being amortized over the term of the notes to maturity. The Company also received proceeds of $40,000 from an existing shareholder related to the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders can convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity. During March 2002 we reached agreement with a current shareholder under which the shareholder agreed to lend not less than $125,000 to the Company. The loans would be made from time to time during the four-month period ending July 15, 2002 under a series of 2-year unsecured convertible promissory notes bearing interest at 10% payable at maturity. The underlying agreement permitted the lender to convert the principal amount of the notes, plus accrued interest, into common stock at a conversion rate of $1.50 per share. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the conversion rate. The agreement permits the lender to fund an additional $125,000, or a total of up to $250,000, under these terms. During the three-month period ending June 30, 2002 we borrowed $244,500 under this arrangement. The agreement terminated as of July 15, 2002 with no further borrowings by us.

At June 30, 2002, a total of 643,267 shares of common stock are reserved for possible conversion of the long-term convertible notes payable.

NOTE 4 - PREFERRED STOCK

Orbis' certificate of incorporation provides that the Board of Directors generally is permitted to issue shares of preferred stock in series, to establish the number of shares included in each series and to prescribe the voting powers, designations, relative rights, preferences and limitations of the shares of each series.

NOTE 5 -- STOCK OPTIONS

During the six-month period ended June 30, 2002, we granted options for 95,475 shares of common stock at $1.75 per share to 7 employees. Additionally during that period, options for 188,475 shares were exercised, and 79,000 were forfeited. At June 30, 2002, a total of 1,133,500 options were outstanding at price ranges from $1.00 to $2.00 with a weighted average exercise price of $1.35. All options granted had an exercise price equal to estimated market value at the grant date.

At June 30, 2002, a total of 737,999 options are exercisable with a weighted average exercise price of $1.30 per share. Additionally, there are 41,025 options available for future grants under the Plan.

NOTE 6--NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest expense currently payable totaled $14,700 for the six-month period ended June 30, 2002. No interest was paid during the period.

During the three-month period ended June 30,2002, notes outstanding to a former employee amounting to $60,000 were discharged through the simultaneous settlement by us and exercise by the former employee of stock options resulting in the issuance of 48,000 shares of our common stock. Other amounts payable to the employee totaling $28,750 were also satisfied through a simultaneous settlement/exercise of stock options and resulted in the issuance of 23,000 additional shares of our common stock.

During 2001, as part of a re-capitalization of one investee, the Company converted $36,000 of its accrued interest receivable into common stock of the investee.

During 2000, restricted stock was issued to a key employee as deferred compensation. Compensation expense is recognized as the stock vests.

During 1998, the Company sold its online gaming operations to a former shareholder in exchange for 700,000 shares of the Company's common stock valued at $350,000, or $0.50 per share.

NOTE 7--COMMITMENTS

The Company has terminated its initial undertaking to obtain a long-term exclusive license for pari-mutuel software from a third party. Orbis contracted for the development of a proprietary application during the second quarter and at June 30, 2002, the Company had a commitment to spend $20,000 for the completion of the development of its proprietary pari-mutuel software product.

NOTE 8--SUBSEQUENT EVENTS

In August 2002 we initiated a private placement for the sale of one-half of the ownership interest of a newly formed limited liability company that owns the software for Global Pari-mutuel Network, our proprietary Internet enabled pari-mutuel racing service. Orbis will sell the software it recently developed to the newly formed company and simultaneously receive an exclusive worldwide license agreement for the software, and therefore the sale will have no affect on the Company's pari-mutual business plan. Orbis will pay the software joint venture company a fee of one-half of one percent of the total pari-mutuel wagers (as defined). The new venture replaces the original arrangement for an exclusive software license with a third party, and negotiations with the third party have terminated. The initial offering price is $25,000 per unit for 10 units comprising 50% of the initial capitalization. As of the date of this report, we have subscriptions for 4 units resulting in net proceeds to the Company of $100,000. The Company intends to close the offering by August 30, 2002, but the closing date may be extended at our sole discretion.

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

Orbis has been a development stage company since its organization in January 1997. To date, Orbis has not produced any significant revenues from operations or from its core business activities. It commenced operations of its core businesses on a limited basis during the three-month period ended June 30, 2002. Orbis has incurred losses through June 30, 2002 of approximately $3,329,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with building an Internet casino business. In June 1998, Orbis abandoned its attempt to develop an Internet casino.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. Management anticipates Orbis' ability to continue as a going concern will be dependent upon its ability to launch its proposed core service activities and generate sufficient revenue and cash flow to meet its obligations and/or to continue to obtain additional financing or sell assets as may be required to fund current operations. Orbis is in various stages of negotiations of agreements and other activities that may permit the Company to expand operating activities for its core businesses during the third calendar quarter of 2002. Management anticipates these proposed agreements and other activities, if completed as currently anticipated, would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2002 Orbis has generated approximately $4,300,000 in net proceeds from private placement offerings and other financing activities, including $624,000 for the six-month period ended June 30, 2002. From inception through June 30, 2002, Orbis used cash in operating activities of $2,990,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998. Additionally, since inception, we have used $1,330,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of June 30, 2002, our current assets and current liabilities were $63,000 and $369,000, respectively.

Starting in 2000 our management, working with several strategic technology providers, began to focus our principal business activities in two areas. First, we intend to provide services that facilitate online pari-mutuel wagering. Second, we intend to deploy, market, and provide a full suite of state-of-the-art payment solution applications for merchants globally. During the second quarter of 2002, we launched on a limited basis activities for online processing of credit card transactions and a process that facilitates pari-mutuel wagering over the Internet. We currently anticipate that we may reach commercial viability for each of our proposed core services during the third or fourth quarter of 2002.

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the periods required to bring our proposed services to commercial viability, the level of sales and marketing costs for our proposed products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2002 would stem only from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment. As of June 30, 2002, the Company has a commitment to pay $20,000 for the completion of its proprietary pari-mutuel software application. We are evaluating possible enhancements to this software and may have additional expenditures ranging from $75,000 to $100,000 over the next 12 months.

Several factors related to the launch of the Company's proposed services remain outside of our control, and there can be no assurance Orbis will achieve commercial viability on its anticipated timeline. In that regard, Orbis expects it will need to obtain additional funding to support its operations. Management currently is working to obtain additional funding from several sources, including the sale of certain non-strategic investments, the sale of a portion of our interest in our proprietary pari-mutuel software product, and obtaining additional borrowings. Except for proceeds of $100,000 from a subscription to acquire a 20% interest in our pari-mutuel software joint venture (see Note 8 to the financial statements), Orbis has no contractual commitments with respect to any of these initiatives. Accordingly, there can be no assurance that additional funds to sustain our operation will be available on commercially reasonable terms or in the necessary amounts.

It is possible Orbis will not reach commercial viability on its anticipated timeline or that Orbis will not raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur in order to reach commercial viability. Orbis' inability to obtain any needed additional financing in a timely manner would have a material adverse effect on our operations, including possibly requiring us to significantly curtail or even suspend Orbis' operations.

                           PART II--OTHER INFORMATION

ITEM 1   Legal Proceedings
             None; not applicable.

ITEM 2   Changes in Securities

During 2002, we initiated a private placement of 10% unsecured convertible promissory notes and we placed notes totaling $244,500 with an existing shareholder during the second quarter of 2002. The notes are due 24 months from date of issuance, which generally is in April and May 2004. Interest payable is due at maturity, and the total of principal and interest is convertible into shares of common stock at a $1.50 conversion rate.

Certain of the Company's officers conducted the offerings and placements of the convertible notes, but none of the officers received any commissions for the securities sold. The private placement of convertible notes was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933 (Section 4(2)), principally because the investors had a pre-existing relationship with Orbis and they represented and warranted that they were "accredited investors" and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities. In addition, the investors were provided with disclosure materials and all information requested by the investors with respect to the Company and the offering. Furthermore, we conducted no general solicitation activities in connection with the offering. The investors also acknowledged that the securities being purchased were restricted securities for purposes of the Securities Act, and a legend on was placed on the certificates stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3   Defaults on Senior Securities
             None; not applicable

ITEM 4   Submission of Matters to a Vote of Security Holders
             None; not applicable

ITEM 5   Other Information

During 2002 our core businesses have evolved and as a result we have updated our discussion of the risks associated with those business activities.

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

     - Whether we can successfully market our services and execute our business model;

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

     - Whether we can maintain strong alliances with those to whom we outsource our data and technology needs; and

     - Whether we can generate the funds as needed to sell the services we intend to offer, and also attract, retain, and motivate qualified personnel.

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

    WE MAY BECOME SUBJECT TO GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES. We believe that we may not currently subject to regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally. However, as described below, as our product offerings evolve in the market place we may be subject to a wide range of regulations. Additionally, due to the increasing usage of the Internet and to possible concerns about online gaming in general, it is possible that a number of laws and regulations may be adopted in the future that would affect our conducting business over the Internet.

    Presently there are few laws or regulations that apply specifically to the sale of goods and services on the Internet. Any new legislation applicable to us could expose us to liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend. Furthermore, the growth and development of the market for e-commerce may promote more stringent consumer protection and privacy laws that may impose additional burdens on those companies conducting business online. The application to us of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, quality of services, electronic contracting, and intellectual property ownership and infringement is unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business with the residents of one or more states or countries, or cease doing business altogether.

    The application of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, electronic contracting, consumer protection and privacy is currently unclear. Our liability if our customers violate laws on pricing, taxation, impermissible content, deceptive practices or quality of services is also unclear. In addition, we may become subject to new laws and regulations directly applicable to the Internet or our activities. Any existing or new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations, and reduce use of the Internet on which we depend.

    In 1998, the U.S. government enacted a three-year moratorium prohibiting states and local governments from imposing new taxes on Internet access or electronic commerce transactions. This moratorium has been extended until November 1, 2003. After that date, unless it is renewed, states and local governments may levy additional taxes on Internet access and electronic commerce transactions. An increase in the taxation of electronic commerce transactions may make the Internet less attractive for consumers and businesses, which could have a material adverse effect on our business, results of operations and financial condition.

    LAWS AND REGULATIONS ON MONEY LAUNDERING AND REPORTING OF SUSPICIOUS ACTIVITIES COULD SUBJECT US TO FINES AND PENALTIES AND CIVIL AND CRIMINAL LIABILITY. The application of certain of our payment solution offerings may cause us to be subject to money laundering laws and regulations. These laws and regulations prohibit, among other things, involvement in transferring the proceeds of criminal activities. If we become subject to these laws and regulations, we would need to operate an anti-money laundering program that contains at least the following elements: written policies and procedures (including those relating to customer identification), training for employees, designation of a compliance officer, and regular independent review of the program. Any errors or failure to implement the program properly could lead to lawsuits, administrative action, fines and/or prosecution by the government. We may be subject to regulations that would require us to report suspicious activities involving transactions of $2,000 or more and to obtain and keep more detailed records on the senders and recipients in transfers of $3,000 or more. The interpretation of suspicious activities in this context is uncertain. Failure to comply with federal and state money laundering laws could result in significant criminal and civil lawsuits, penalties and forfeiture of significant assets. Even if we comply with these laws, federal and state law enforcement agencies could seize customer funds that are proceeds of unlawful activity, which could result in adverse publicity for us and affect our business adversely. Some online casinos may use our product offerings to accept and make payments. If these casinos are operating illegally, we may be subject to civil or criminal prosecution for numerous laws, including but not limited to money laundering laws.

     WE MAY FACE SIGNIFICANT RISKS OF LOSS DUE TO FRAUD AND DISPUTES BETWEEN SENDERS OF PAYMENTS AND RECIPIENTS. As a result of our payment system offerings, we face exposure to loss due to fraud and disputes between payment senders and recipients, including unauthorized use of credit card and bank account information, identity theft, merchant fraud and other disputes over the quality of goods and services. When a sender utilizes our payment solution offerings to pay a merchant for goods or services using a credit card and the cardholder is defrauded or otherwise disputes the charge, the full amount of the disputed transaction gets charged back to us and our credit card processor levies additional fees against us, unless we can successfully challenge the chargeback. Chargebacks may arise from the unauthorized use of a cardholder's card number or from a cardholder's claim that a merchant failed to perform. If our chargeback rate becomes excessive, credit card associations also can require us to pay fines and could terminate our ability to accept their cards for payments.

    FUTURE CHANGES TO CARD ASSOCIATION RULES OR PRACTICES COULD NEGATIVELY AFFECT OUR PROPOSED PAYMENT PROCESSING SOLUTIONS. We rely on banks and their service providers to process our transactions because we cannot directly access the Visa and MasterCard credit card associations or the ACH payment network. We must comply with the operating rules of the credit card associations and National Automated Clearing House Association as they apply to merchants. The associations' member banks set these rules, and the associations interpret the rules. Visa, MasterCard, American Express or Discover could adopt new operating rules or interpretations of existing rules which we or our processors might find difficult or even impossible to comply with, in which case we could lose our ability to make available certain options for customers to use to fund their payments.

    WE MAY INCUR LIABILITIES AND COSTS EXCEEDING OUR RESERVES FOR CHARGES DISPUTED BY HOLDERS OF CREDIT CARDS OR DUE TO MERCHANT FRAUD. We may be responsible for paying charges stemming from disputes by holders of credit cards for whom we have provided the processing service for the credit or debit transaction. We may incur losses from merchant fraud, including claims from customers that merchants have not performed, that their goods or services do not match the merchant's description or that the customer did not authorize the purchase. We also may incur losses from erroneous transmissions and from customers who have closed bank accounts or have insufficient funds in them to satisfy payments. Any one of these kinds of losses could be substantial and our liability for such items could have a material adverse effect on our business. If the losses reach excessive levels, they could result in our losing the right to accept credit cards for payment. Merchants generally have liability for these charges; however, in the case of merchant fraud or bankruptcy, or if the disputed items result from our error, we may be liable for the disputed charges. Utilizing our underwriting experience, we propose to establish merchant reserves based on historical activity of merchants we service. We cannot guarantee these reserves will be adequate. Losses incurred in excess of reserves could have a material adverse effect on our financial condition and results of operations.

    WE MIGHT BE TARGETED FOR FRAUD, OR OUR PAYMENT SYSTEM MIGHT BE USED FOR ILLEGAL OR IMPROPER PURPOSES. We expect that technically knowledgeable criminals will attempt to circumvent anti-fraud systems. Additionally, we expect we may handle a large volume of payments for merchants, which could make us vulnerable to employee fraud or other internal security breaches. Further, the highly automated nature of, and liquidity provided by, certain of our product offerings make us an attractive target for fraud. Finally, identity thieves and those committing fraud using stolen credit card or bank account numbers can potentially steal large amounts of money.

    Despite the measures we have taken to detect unauthorized uses of credit cards and similar misconduct, our payment system remains susceptible to potentially illegal or improper uses. These may include illegal online gaming, money laundering, and bank fraud. Although we have taken measures to detect and lessen the risk of this kind of conduct, there can be no assurance that these measures will be successful.

    Certain types of merchants that historically experience significant chargeback rates, such as online gaming-related service providers and online gaming merchants, pose a high level of general business risk. The legal status of most high-risk merchant types is uncertain, and if they are prohibited by law or otherwise restricted from operating in the future, our capacity to generate revenue from fees from these accounts would greatly diminish. Further, if these merchants are operating illegally, we also could be subject to material penalties and fines, civil and criminal lawsuits, administrative actions, and prosecution for, among other things, money laundering or for aiding and abetting violations of law, including laws related to gambling.

    WE MAY INCUR SUBSTANTIAL LOSSES FROM EMPLOYEE FRAUD. We expect we may handle a large volume of payments for our customers, and this makes us particularly vulnerable to employee fraud or other internal security breaches. Our ability to manage and account accurately for customer funds requires a high level of internal controls. We have neither an established operating history nor proven management experience in maintaining, over a long term, these internal controls. As our business continues to grow, we must strengthen our internal controls accordingly. Any failure to maintain necessary controls or to manage accurately customer funds may severely diminish customer use of our products and services. There is no assurance that our internal security systems will prevent material losses from employee fraud.

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

    WE HAVE LIMITED CAPITAL RESOURCES AND CANNOT ENSURE ACCESS TO ADDITIONAL CAPITAL IF NEEDED. Our historical operating losses have required us to seek additional capital through the issuance of our common stock (and indebtedness that is convertible for shares of common stock) on a number of occasions. If we continue to sustain operating losses in future periods, we could be forced to seek additional capital to fund our operations. We do not know whether we will be able to obtain additional capital if needed, or on what terms the capital would be available, if at all. Depending on market conditions, our prospects and a number of other factors not now known, additional financing may not be available or may involve material dilution to our current stockholders.

    WE COULD BE NEGATIVELY IMPACTED BY BANK CONSOLIDATION. We propose to market our transaction processing services and merchant portfolio services through several marketing channels, including banks. There has been and continues to be significant consolidation in the banking industry. As a result of consolidation, a bank customer that markets or utilizes our services may be acquired by an entity that competes with us or utilizes an alternative provider, thereby eliminating the need for our services. Additionally, the increased purchasing power of larger consolidated organizations could lead to reductions in the amounts these organizations are willing to pay for our services. We cannot predict the overall impact of consolidation in the banking industry, and it could have a material adverse effect on our business, financial condition and results of operations.

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

    WE MAY NOT ATTRACT OR RETAIN QUALIFIED MANAGEMENT AND EMPLOYEES. Our future success and our ability to expand our operations will depend on our ability to retain highly qualified management and employees. As a small development stage company, we may have difficulty or even be unable to attract or retain highly qualified management and employees. Failure to attract and retain personnel could make it difficult for us to manage our business and meet our objectives, and will likely have a material adverse effect on our business operations. We do not carry key person life insurance on any of our senior management personnel. The loss of the services of any of our executive officers or other key employees could detrimentally affect us and have a material adverse effect on our business.

    WE WILL LIKELY BE EXPOSED TO NUMEROUS RISKS ASSOCIATED WITH CONDUCTING OUR BUSINESS OFFSHORE. We, or our affiliates, intend to conduct some of our business offshore. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including, without limitation:

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

    OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 2,425,800 shares (approximately 42.4%) of our outstanding common stock as of July 31, 2002. Additionally, two other principal shareholders control 11.3% of our outstanding common stock as of July 31, 2002. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Orbis, and this may have a material adverse effect on the trading price of our common stock.

    WE HAVE NOT SOUGHT TO PROTECT OUR IDEAS THROUGH REGISTRATION OF OUR INTELLECTUAL PROPERTY RIGHTS. We believe that our ability to succeed will depend, in part, upon distinctions between the electronic payment processing solution and pari-mutuel wagering services we intend to offer and those offered by competitors. Although we may attempt to obtain protection under copyright, trademark or patent laws with respect to some of our names, ideas and products in the future, we are not currently pursuing, and have no specific plans to pursue registration of any copyrights, patents or trademarks in the United States or elsewhere. In addition, we are not aware of any efforts of our strategic partners to register or take steps to protect their proprietary ideas and processes that may be essential in the development of our business. If we and our strategic partners do not register, or otherwise take steps to protect, our proprietary ideas, we and our partners may be unable to prevent competitors from copying our products, services or other ideas. Our operations and financial condition will be adversely affected if we are unable to take legal action to prevent competitors from using our proprietary ideas and processes, particularly those competitors with substantial resources, wide recognition, or other advantages.

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

    OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months the closing price of our common stock has been as low as $0.42 and as high as $2.60. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

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

    WE ARE UNLIKELY TO PAY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE. We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business. We do not anticipate paying any cash dividends in the foreseeable future, and it is unlikely that investors will derive any current income from ownership of our common stock. This means that the potential for economic gain from ownership of our stock depends on appreciation of our common stock price and will only be realized by a sale of the common stock at a price higher than the purchase price.

    WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of July 31, 2002, 5,717,000 shares of our common stock were issued and outstanding. We also have reserved 643,300 shares for possible conversion of outstanding borrowings, and there are 1,174,525 shares of common stock reserved for issuance on the exercise of outstanding options to acquire common stock, of which options for 1,133,500 shares have been granted. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.


ITEM 6 Exhibits and Reports on Form 8-K
     a) Exhibits:
           Exhibit 99--Certification of Chief Executive Officer and Principal Financial Officer
     b) Reports on Form 8-K
           None filed



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


                                         ORBIS DEVELOPMENT, INC.
                                         ----------------------
                                                Registrant

                                         By:  /S/JAMES A. EGIDE
                                            ------------------
                                            Chief Executive Officer

                                         By: /S/ WILLIAM G. ISETTA
                                            ---------------------
August 14, 2002                          Chief Operating Officer and
------------------                       Treasurer (Principal Financial Officer)
     Date

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------

     99                  Certification of Chief Executive Officer and Principal
                         Financial Officer