Form 10QSB
period 2002-09-30
ORBIS DEVELOPMENT INC
filed 2003-01-07
CIK 1137417

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         (Mark One)
                  [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition periods from            to
                                         ----------    ----------
         Commission file number 000-32509

                             ORBIS DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

                     Nevada                      88-0396452
            (State of Incorporation)     (IRS Employer Identification No.)


                 313 Elks Point Road, Zephyr Cove, Nevada 89448
                    (Address of principal executive offices)

                                 (415) 883-8699
                     (Telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         [1]      Yes   X       No               [2]     Yes   X       No
                 ---------     ---------                ---------     ---------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock as of December 1, 2002

                  Common Stock, $.001 par value                   5,734,625
                            (Class)                           (Number of shares)


         Transitional Small Business Format Disclosure (check one):

         Yes            No     X
            ---------     ---------

                             ORBIS DEVELOPMENT, INC.

                                   FORM 10-QSB

                               SEPTEMBER 30, 2002

                                      INDEX


                                                                                                 PAGE NO.
                                                                                                 -------
PART I       Financial Information

Item 1.      Condensed Financial Statements:

                   Condensed Balance Sheets (Unaudited)--September 30, 2002
                    and December 31, 2001                                                         2

                   Condensed Statements of Operations (Unaudited)--For
                    the Three and Nine Months Ended September 30, 2002
                    and 2001 and For the Period January 27, 1997
                    (Date of Inception) through September 30, 2002                                3

                   Condensed Statements of Stockholders' Equity (Deficiency
                    In Net Assets) Unaudited) From January 27, 1997 (Date of
                    Inception) through December 31, 2001 and for the Nine
                    Months Ended September 30, 2002                                               4

                   Condensed Statements of Cash Flows (Unaudited)--
                    For the Nine Months Ended September 30, 2002
                    and 2001 and For the Period January 27, 1997
                    (Date of Inception) through September 30, 2002                                5

                   Notes to Condensed Financial Statements                                        6

Item 2.      Management's Discussion and Analysis or Plan of Operation                           10

Item 3.      Controls and Procedures                                                             11

PART II      Other Information                                                                   12

Item 1.      Legal Proceedings

Item 2.      Changes in Securities

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

Signature page                                                                                   13

Certification Pursuant to Section 302 Of The Sarbanes-Oxley Act Of 2002
         for Principal Executive Officer and Principal Financial Officer                         14

                         PART I - FINANCIAL INFORMATION
                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                                                 2002              2001
                                                                                        -------------     -------------
                                                 ASSETS                                                  (SEE NOTE BELOW)
CURRENT ASSETS
     Cash, net of overdraft with bank of $49,020 at September 30                        $      94,796     $       4,423
     Restricted cash                                                                           35,435            31,113
     Merchant deposits                                                                        125,518                --
     Merchant clearings held at processors                                                    126,378                --
     Other current assets                                                                      45,868             4,400
                                                                                        -------------------------------
     TOTAL CURRENT ASSETS                                                                     427,995            39,936
EQUIPMENT AND SOFTWARE
     Equipment                                                                                120,405            40,889
     Pari-mutuel software for internal use                                                    154,519
                                                                                        -------------------------------
                                                                                              274,924            40,889
     Less Accumulated depreciation                                                            (14,789)           (2,664)
                                                                                        -------------------------------
                                                                                              260,135            38,225
DEPOSITS, NET OF AMORTIZATION                                                                  15,995            21,183
INVESTMENTS IN SECURITIES                                                                     413,840         1,105,840
                                                                                        -------------     -------------

TOTAL ASSETS                                                                            $   1,117,965     $   1,205,184
                                                                                        =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS)

CURRENT LIABILITIES
     Accounts payable                                                                   $     203,742     $     128,525
     Settlements due to merchants                                                             269,765                --
     Accrued expenses                                                                          58,134             8,453
     Merchant reserves                                                                        125,518                --
     Other current liabilities                                                                 19,340                --
     Short-term borrowings                                                                     83,132            63,000
     Line of credit borrowings-related party                                                  196,625                --
                                                                                        -------------     -------------
         TOTAL CURRENT LIABILITIES                                                            956,256           199,978
                                                                                        -------------     -------------
LONG-TERM LIABILITIES
     Deferred gain from royalty participation arrangement                                     250,000                --
     Line of credit borrowings-related party                                                                     46,500
     Convertible notes payable to stockholders, net of unamortized imputed interest of  $57,336 at September 30, 2002
      and  $99,852 at December 31, 2001                                                       907,564           620,548
                                                                                        -------------     -------------
TOTAL LIABILITIES                                                                           2,113,820           867,026
                                                                                        -------------     -------------
STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS)
     Preferred Stock -5,000,000 shares authorized; none issued                                    --                --
     Common stock - $0.001 par value; authorized 25,000,000 shares;
        issued and outstanding: 5,717,000 shares at September 30, 2002
        and 5,529,000 shares at December 31, 2001                                               5,717             5,529
     Additional paid-in capital                                                             3,347,470         3,064,327
     Deferred compensation                                                                    (10,156)          (40,624)
     Deficit accumulated during the development stage                                      (4,338,886)       (2,691,074)
                                                                                        -------------     -------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS)                               (995,855)          338,158
                                                                                        -------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS)                   $   1,117,965     $   1,205,184
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

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                      FOR THE
                                                                                                       PERIOD
                                                                                                      JANUARY
                                                                                                      27, 1997
                                                   FOR THE                   FOR THE                  (DATE OF
                                              THREE MONTHS ENDED         NINE MONTHS ENDED           INCEPTION)
                                                 SEPTEMBER 30,             SEPTEMBER 30,              THROUGH
                                         -------------------------------------------------------    SEPTEMBER 30,
                                                 2002          2001           2002          2001        2002
                                         ------------  ------------   ------------  ------------   --------------

OPERATING REVENUES                       $     78,170  $         --   $    101,124  $         --   $      101,124
COST OF SERVICES PROVIDED                     (56,355)           --        (74,463)           --          (74,463)
                                         ------------  ------------   ------------  ------------   --------------
                                               21,815                       26,661                         26,661

INTEREST EXPENSE                              (26,528)        (9559)       (69,674)      (13,333)         (99,267)

INTEREST INCOME                                   167        15,106            279        45,388           81,927

GENERAL AND ADMINISTRATIVE EXPENSES          (313,303)     (315,845)      (913,078)     (830,323)      (2,498,674)

GAIN ON SALE OF INVESTMENT                         --            --             --            --           32,857

PROVISION FOR IMPAIRMENT OF
   INVESTMENT IN SECURITIES                  (692,000)            -       (692,000)            -         (842,000)
                                         ------------  ------------   ------------  ------------   --------------

LOSS FROM CONTINUING OPERATIONS            (1,009,849)     (310,298)    (1,647,812)     (798,268)      (3,298,496)
                                         ------------  ------------   ------------  ------------   --------------

DISCONTINUED OPERATIONS
   Loss from online casino operations,
      no related income tax                        -             -              -             -        (1,390,390)
   Gain on sale of online casino
      operations, no related income tax            -             -              -             -           350,000
                                         ------------  ------------   ------------  ------------   --------------

LOSS FROM DISCONTINUED OPERATIONS                                -                            -        (1,040,390)
                                         ------------  ------------   ------------  ------------   --------------

NET LOSS                                 $ (1,009,849) $   (310,298)  $ (1,647,812) $   (798,268)  $   (4,338,886)
                                         ============  ============   ============  ============   ==============

BASIC AND DILUTED LOSS PER SHARE
   LOSS FROM CONTINUING OPERATIONS       $      (0.18) $      (0.06)  $      (0.29) $      (0.14)
                                         ============  ============   ============  ============

   NET LOSS                              $      (0.18) $      (0.06)  $      (0.29) $      (0.14)
                                         ============  ============   ============  ============

WEIGHTED AVERAGE COMMON SHARES
   USED IN PER SHARE CALCULATIONS           5,717,475     5,517,000      5,685,135     5,507,432
                                         ============  ============   ============  ============


                  See notes to condensed financial statements.

                            ORBIS DEVELOPMENT, INC.
                         (A DEVELOPMENT STAGE COMPANY)

    CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY IN NET ASSETS)
                                  (UNAUDITED)



                                                                                                                           DEFICIT
                                                                                                                         ACCUMULATED
                                                                    COMMON STOCK          ADDITIONAL                     DURING THE
                                                              ------------------------      PAID-IN         DEFERRED     DEVELOPMENT
                                                                 SHARES       AMOUNT        CAPITAL       COMPENSATION      STAGE
                                                              ----------   -----------   ------------    -------------  -----------
BALANCE AT JANUARY 27, 1997
   (DATE OF INCEPTION)                                               --    $        --    $        --    $        --    $        --
Issuance of common stock for compensation
  from the reorganization of Cyber Games,
  Ltd., March 1997, $0.10 per share                           3,002,500          3,003        297,247             --             --
Issuance for cash in 1997 in private
  placement at $4.00 per share, net of
  $14,394 offering costs                                        210,000            210        825,396             --             --
Conversion of shareholder loans, January
  through September 1998, $0.50 per share                        425,530            426        212,339             --             --
Issuance for cash in 1998 in private
  placement at $0.50 per share                                1,064,470          1,064        531,171             --             --
Shares redeemed in 1998 for disposition
  of online casino operations at $0.50
  per share                                                    (700,000)          (700)      (349,300)            --             --
Shares redeemed in 1998 for cash at
  $3.25 per share                                               (10,000)           (10)       (32,490)            --             --
Shares redeemed in 1998 for cash at
  $0.40 per share                                              (900,000)          (900)      (359,100)            --             --
Compensation in 1998 related to grant
  of stock options                                                   --             --          1,500             --             --
Issuance for cash in 1999 private placement
  at $0.50 per share                                            420,000            420        209,580             --             --
Issuance in exchange for 1999 cancellation
  of option, 10,000 shares at $0.50 per share                    10,000             10          4,990             --             --
Shares redeemed in 1999 for cash                                 (8,000)            (8)        (9,992)            --             --
Issuance in 2000 for MasterCoin equipment,
  leaseholds and other assets at fair value,
  or $0.63 per share                                          1,600,000          1,600      1,013,400             --             --
Grant of restricted stock in 2000                               100,000            100        124,900       (125,000)            --
Issuance in 2000 for cash in private placement at
  $2.00 per share, net of estimated offering
  costs of $25,000                                              231,250            231        437,269             --             --
Issuance for cash in private placement at
  $2.00 per share                                                71,250             71        142,429             --             --
Amortization of deferred compensation                                --             --             --         84,376             --
Exercise of stock options                                        12,000             12         14,988             --             --
Net loss for the period from January 27,
  1997 through December 31, 2001                                     --             --             --             --     (2,691,074)
                                                            -----------    -----------    -----------    -----------    -----------
BALANCE AT DECEMBER 31, 2001                                  5,529,000          5,529      3,064,327        (40,624)    (2,691,074)


Exercise of stock options                                       188,475            188        283,143             --             --
Amortization of deferred compensation                                --             --             --         30,468             --
Net loss for the nine-month period ended
  September 30, 2002                                                 --             --             --             --     (1,647,812)
                                                            -----------    -----------    -----------    -----------    -----------

BALANCE AT SEPTEMBER 30, 2002                                 5,717,475    $     5,717    $ 3,347,470    $   (10,156)   $(4,338,886)
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

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                      FOR THE PERIOD
                                                                                                                          JANUARY
                                                                                                                         27, 1997
                                                                                             FOR THE                     (DATE OF
                                                                                        NINE MONTHS ENDED               INCEPTION)
                                                                                          SEPTEMBER 30,                   THROUGH
                                                                                  ------------------------------       SEPTEMBER 30,
                                                                                         2002               2001            2002
                                                                                  -----------        -----------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                      $(1,647,812)       $  (798,268)       $(4,338,886)
    Adjustments to reconcile net loss to net cash used
       by operating activities:
       Stock issued for research and development services                                  --                 --            300,250
       Proceeds from sale of equipment less gain realized                                  --                 --              8,409
       Depreciation and amortization                                                   18,813              1,129             45,547
       Amortization of imputed interest                                                42,516                 --             56,064
       Compensation from stock options and restricted stock                            30,468             30,469            121,344
       Gain on sale of investment                                                          --                 --            (32,857)
       Gain on sale of discontinued operations                                             --                 --           (350,000)
       Provision for impairment of investments in securities                          692,000                 --            842,000
       Deferred proceeds from royalty participation                                   250,000                 --            250,000
       Interest income converted to common stock of investee                               --            (36,000)           (36,000)
     Change in operating assets and liabilities:
       Restricted cash                                                                 (4,322)                --            (35,435)
       Cash reserves and amounts held for merchant clearings                         (251,896)                --           (251,896)
       Merchant reserves                                                              125,518                 --            125,518
       Merchant settlements payable                                                   269,765                 --            269,765
       Other current assets                                                           (41,468)             9,571            (45,868)
       Accounts payable and accrued expenses                                          144,238             76,373            281,216
                                                                                  -----------        -----------        -----------
       NET CASH USED IN OPERATING ACTIVITIES                                         (372,180)          (716,726)        (2,790,829)
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Issuance of notes receivable - related parties                                         --             (5,000)          (180,000)
    Collections on notes receivable - related parties                                      --             50,000             78,017
    Investments in securities                                                              --            (60,000)        (1,255,000)
    Proceeds from sales of investments                                                     --            120,000            170,000
    Long-term deposits                                                                 (1,500)           (26,683)           (29,933)
    Purchase of software and equipment                                               (234,035)            (2,354)          (300,153)
                                                                                  -----------        -----------        -----------
       NET CASH PROVIDED BY (USED IN) INVESTMENT ACTIVITIES                          (235,535)            75,963         (1,517,069)
                                                                                  -----------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock                                                 --            142,500          3,162,841
    Proceeds from short-term borrowings                                                83,132                 --            146,132
    Payments of short-term borrowings                                                 (63,000)                --            (63,000)
    Proceeds from issuance of long-term convertible notes                             244,500            532,000            851,500
    Proceeds from stock options exercised                                             283,331                 --            298,331
    Proceeds from other loans from stockholders                                       188,125                 --            544,390
    Principal payments on loan from stockholder                                       (38,000)                --           (135,000)
    Redemption of common stock                                                             --                 --           (402,500)
                                                                                  -----------        -----------        -----------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                                      698,088            674,500          4,402,694
                                                                                  -----------        -----------        -----------
NET INCREASE IN CASH                                                                   90,373             33,737             94,796
CASH - BEGINNING OF PERIOD                                                              4,423             34,499                 --
                                                                                  -----------        -----------        -----------
CASH - END OF PERIOD                                                              $    94,796        $    68,236        $    94,796
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

                   See notes to condensed financial statements

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS PURPOSE - Orbis Development, Inc., (the "Company," "Orbis," "we" or "us") recently commenced on a limited scale its core operating activities, but still is considered a development stage enterprise. Following a full-scale launch of its core product and the disposition of its payment processing activities in the fourth quarter as described in Note 3, Orbis' sole activity will be the deployment of technology that will facilitate pari-mutuel wagering over the Internet. Through September 30, 2002 approximately 84% of the gross profit earned relates the pari-mutuel business. Orbis will maintain joint venture interests in e-commerce payment processing business, and it has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits. Although there are near-term prospects for a full-scale launch of the pari-mutuel business, there is no assurance we will be able to conduct the business on a commercially feasible basis.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month and nine-month periods ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

BUSINESS CONDITION AND RISKS - Orbis has had only very minor revenue generating activity since inception, with limited activity commencing during the three-month and nine-month periods ending September 30, 2002. In June 1998 we discontinued the development of our online casino gaming business. Through September 30, 2002, Orbis has accumulated losses since inception of approximately $4,339,000. This amount includes losses from continuing operations of approximately $1,010,000 and $1,648,000 for the three-month and nine-month periods ended September 30, 2002, respectively. We have used cash in operating activities since inception of approximately $2,791,000 through September 30, 2002, including approximately $372,000 used for the 2002 nine-month period. These factors, among others, indicate that Orbis may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should we be unable to continue as a going concern. Orbis' ability to continue as a going concern depends upon timely deployment of our pari-mutuel technology and our ability to generate sufficient revenue and cash flow to meet our obligations. We also may need additional financing, or to sell assets to fund current operations. Our management is in various stages of negotiating agreements and finalizing arrangements that would permit Orbis to commence its pari-mutuel operating activities during the fourth quarter of 2002 or early first quarter of 2003. We are hopeful these agreements will permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

PRINCIPLES OF CONSOLIDATION - Orbis has formed certain subsidiaries to conduct its proposed business activities. None of its subsidiaries have commenced operating activity and they all remained inactive as of September 30, 2002. The financial statements include the operations and cash flows of the Company's development stage activities for all periods presented.

RESTRICTED CASH--Under an agreement with a United States bank that permits the processing of credit card transactions, Orbis has agreed to establish at the bank a deposit account reserved for the payment of possible credit card transaction charge backs. As of September 30, 2002 we have deposited approximately $35,000 in bank accounts restricted for these purposes. Additionally, under payment processing agreements with certain e-commerce merchants we retain reserves and deposits and have set aside $125,518 at September 30, 2002 in accounts designated for possible credit card transaction charge backs.

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

INCOME TAXES -We recognize an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Temporary differences will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. These deferred tax assets or liabilities are measured using the tax rates that are anticipated to be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary.

BASIC AND DILUTED LOSS PER COMMON SHARE - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the periods. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2002, there are 1,776,800 potentially issuable common shares, comprising 1,133,500 shares issuable for stock options and 643,300 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2--MERCHANT SETTLEMENTS AND RELATED ACCOUNTS

Through September 30, 2002 the Company and its processor of e-commerce credit transactions have withheld a total of $125,518 from merchant settlements to cover potential chargebacks and other adjustments. These merchant funds are classified as merchant cash deposits and merchant reserves in the balance sheet as of September 30, 2002. Of the total amount retained, a processor maintains a $65,000 restricted cash balance that is held to fund the reserve and deposit liabilities, and the Company segregates the remainder of the funds in its cash balances. During September and October 2002, the Company's segregated cash designated for merchant reserves and deposits became under funded by approximately $43,000. The Company's joint venture partner (see Note 3) has indicated it will provide cash advances for any shortage until the funds can be replaced from the Company's share of profit from future processing activities.

NOTE 3--E-COMMERCE PAYMENT SOLUTIONS JOINT VENTURE

The Company's management has reached an understanding with an unaffiliated e-commerce payment processor under which the Company would transfer its start-up e-commerce payment processing activities to the venture effective on October 1, 2002. We have effectively transferred the risks and rewards of that business activity to the joint venture, and our venture partner has informed management it will provide cash advances and cover, if required, the shortfall in the Company's share of cash balances for merchant reserves and deposits (See note
2). Upon completion and execution of an agreement, the Company expects to share in one-half of the venture's profits after all expenses. The final terms of the joint venture agreement are subject to approval of the Company's Board of Directors.

NOTE 4--ROYALTY PARTICIPATION ARRANGEMENT

During the third quarter of 2002 we were engaged in discussions relating to a potential private placement of one-half of the ownership interest of a newly formed limited liability company that would have owned the software for Global Pari-mutuel Network, our proprietary Internet enabled pari-mutuel racing service. Under that arrangement Orbis intended to sell the software it recently developed to the newly formed company and simultaneously receive an exclusive worldwide license agreement for the software.

The planned placement was later amended whereby Orbis sold unit participations in its pari-mutuel license agreement. Under this arrangement each unit of participation in the royalty arrangement will receive a fee of .025% of the total pari-mutuel wagers (as defined), plus a fee representing approximately ..325% of the net win (as defined) for each off track wagering site that uses the Company's phase 2 software which will include a general ledger and accounting package. Purchasers of the participations paid $25,000 for each of 10 units sold during the period. The Company realized net proceeds of $250,000 from the sale of the royalty participation units. The gain realized from the units sold has been deferred, and it will be recognized over the estimated life of payments to be made under the royalty participation agreements.

NOTE 5--INVESTMENTS IN SECURITIES

Orbis has invested in several privately owned companies, which generally represent strategic partners or other entities that we anticipate will provide products and services that relate to, support, or are otherwise compatible with the our business pursuits. At September 30, 2002, our investments are in common or common equivalent securities and they represent ownership interests ranging from 0.2% to 14% of each investee. None of the investments were made for purposes of trading, and none were acquired with the intention of selling them in the near term. None of these investments have a readily determinable fair market value. Investments are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. Orbis periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible permanent impairment. During the three-month period ended September 30, 2002, indicators of impairment appeared to exist with respect to three of our investments and a provision for impairment totaling $690,000 was recognized to reduce the carrying amount of the investments to their fair values as explained below. After the provision, management believes the current value of investments equals or exceeds the related cost and carrying amount.

During 2002 our management learned that the venture capital shareholders of one of businesses in which the Company invested $375,000 for a .9% ownership interest had decided to terminate business operations and liquidate. During the three-month period ended September 30, 2002, we reached agreement with the entity formed through the liquidation process (BigWater Technologies, Inc) to exchange our original share ownership interest for an 14% ownership interest in the new enterprise. Based on information received during the negotiations and recent developments concerning the new enterprise, a provision for impairment totaling $350,000 was recognized for this investment during the three-month period ending September 30, 2002.

Indicators of impairment stemming primarily from delays in reaching commercial viability for 2 investees resulted in an additional provision for impairment of approximately $340,000 for the three-month period ended September 30, 2002. At that date, the reserve for impairment approximates $850,000.

NOTE 6--BORROWING ARRANGEMENTS

SHORT-TERM NOTES PAYABLE
As of September 30, 2002, we have outstanding borrowings of $20,000 from an officer through the issuance of an unsecured demand note bearing interest at 9%. Through the date of this report we borrowed an additional $3,000 from this officer.

During August, we delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment. The note bears interest at 10% and is due February 15, 2003, but the term may be extended at our option to August 15, 2003 upon payment of $17,800 before February 15, 2003, which includes an extension fee of $2,000.

LINE OF CREDIT
On December 1, 2001, the Company reached agreement with its Chairman and Chief Executive Officer under which the Company may borrow from time to time up to $200,000. Borrowings under the line are unsecured, and they bear interest at 9%. As amended on October 1, 2002, the line of credit matures on October 1, 2003. At September 30, 2002 we had drawn $196,625, and $3,375 remained available for future borrowings.

LONG-TERM CONVERTIBLE NOTES PAYABLE WITH A FACE AMOUNT OF $964,900
In connection with a private placement of convertible notes during the third and fourth quarters of 2001, we realized proceeds of $567,000, including $167,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $680,400 of non-interest bearing convertible promissory notes to six existing shareholders. The issuance of these notes resulted in recognition of imputed interest of $113,400 based on a 10% interest rate. The imputed interest is being amortized over the term of the notes to maturity. The Company also received proceeds of $40,000 from an existing shareholder related to the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders can convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity. During March 2002 we reached agreement with a current shareholder under which the shareholder agreed to lend not less than $125,000 to the Company. The loans would be made from time to time during the four-month period ending July 15, 2002 under a series of 2-year unsecured convertible promissory notes bearing interest at 10% payable at maturity. The underlying agreement permitted the lender to convert the principal amount of the notes, plus accrued interest, into common stock at a conversion rate of $1.50 per share. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the conversion rate. During the three-month period ended September 30, 2002 we borrowed $244,500 under this arrangement, and the agreement terminated as of July 15, 2002.

At September 30, 2002, a total of 643,267 shares of common stock are reserved for possible conversion of the long-term convertible notes payable.

NOTE 7--PREFERRED STOCK

Orbis' certificate of incorporation provides that the Board of Directors generally is permitted to issue shares of preferred stock in series, to establish the number of shares included in each series and to prescribe the voting powers, designations, relative rights, preferences and limitations of the shares of each series.

NOTE 8--STOCK OPTIONS

During the nine-month period ended September 30, 2002, we granted options for 95,475 shares of common stock at $1.75 per share to 7 employees. Additionally during that period, options for 188,475 shares were exercised, and 79,000 were forfeited. At September 30, 2002, a total of 1,133,500 options were outstanding at price ranges from $1.00 to $2.00 with a weighted average exercise price of $1.35. All options granted had an exercise price equal to estimated market value at the grant date.

At September 30, 2002, a total of 748,999 options are exercisable with a weighted average exercise price of $1.30 per share. Additionally, there are 41,025 options available for future grants under the Plan.

NOTE 9--NON-CASH INVESTING AND FINANCING ACTIVITIES

Interest expense excluding amortization of imputed interest totaled $27,000 for the nine-month period ended September 30, 2002. We paid interest of $19,000 during the nine-month period.

During the three-month period ended September 30,2002, notes outstanding to a former employee amounting to $60,000 were discharged through the simultaneous settlement by us and exercise by the former employee of stock options resulting in the issuance of 48,000 shares of our common stock. Other amounts payable to the employee totaling $28,750 were also satisfied through a simultaneous settlement/exercise of stock options and resulted in the issuance of 23,000 additional shares of our common stock.

During 2001, as part of a re-capitalization of one investee, the Company converted $36,000 of its accrued interest receivable into common stock of the investee.

During 2000, restricted stock was issued to a key employee as deferred compensation. Compensation expense is recognized as the stock vests. During 1998, the Company sold its online gaming operations to a former shareholder in exchange for 700,000 shares of common stock valued at $350,000, or $0.50 per share.

NOTE 10--PARI-MUTUEL SOFTWARE

Orbis has contracted for the development of a proprietary application of pari-mutuel software for approximately $155,000. At September 30, 2002, the software has a received a working model of the software and has capitalized the cost incurred. The Company has a remaining obligation totaling $27,000 for the completion of the initial phase of its proprietary pari-mutuel software product. Additionally, certain additional features for this software will be required to satisfy our obligations for the royalty participation arrangement described in
Note 4 above, and we expect we may incur additional expenditures ranging from $50,000 to $60,000 over the next four to six months. Accounts payable at September 30, 2002 includes an estimate of $50,000 payable to the software developer related to this commitment. Management believes cash from operations will be sufficient to fund this commitment.

NOTE 11--SUBSEQUENT EVENTS

From October 1, 2002 through the date of this report, options granted to former employees for 280,000 shares with grant prices ranging from $1.25 to $2.00 expired. Options were granted during this period for 375,475 shares with grant prices ranging from $.30 to $2.00. Of the options granted during this period, 216,143 shares were vested as of the grant date. The remainder of the options granted vest in 2003 as to 92,666 shares and 2004 as to 66,666 shares, except the vesting of options for 133,332 of these shares is subject to certain performance measures as to the pari-mutuel business.

During December we made an exchange offer to current holders of our convertible notes payable. The exchange offer, if accepted by the holders of the notes, will result in an extension of the term of the notes exchanged, most of which are currently due starting October 1, 2003, to January 1, 2005. The agreement to extend permits the lenders to convert the principal amount of the notes at any time prior to maturity into common stock at a conversion rate of $0.65 per share. Additionally, interest at a rate of 10% will be payable quarterly after the original maturity date, with the initial payment due in January 2004. The conversion option for these notes was deemed to be at fair value and no additional discount was recognized as a result of the conversion rate.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995. Any statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. All forward-looking statements included in this Quarterly Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements

Orbis has been a development stage company since its organization in January 1997. To date, Orbis has not produced any significant revenues from operations or from its core business activities. It commenced operations of its core businesses on a limited basis during the three-month period ended September 30, 2002. Orbis has incurred losses through September 30, 2002 of approximately $4,339,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with building an Internet casino business. In June 1998, Orbis abandoned its attempt to develop an Internet casino.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. Management anticipates Orbis' ability to continue as a going concern will be dependent upon its ability to launch its proposed core service activities and generate sufficient revenue and cash flow to meet its obligations and/or to continue to obtain additional financing or sell assets as may be required to fund current operations. Orbis is in various stages of negotiations of agreements and other activities that may permit the Company to expand operating activities for its pari-mutuel operation during the fourth calendar quarter of 2002 or early first quarter 2003. Management anticipates these proposed agreements and other activities, if completed as currently anticipated, would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2002 Orbis has generated approximately $4,400,000 in net proceeds from private placement offerings and other financing activities, including $698,000 for the nine-month period ended September 30, 2002. From inception through September 30, 2002, Orbis used cash in operating activities of $2,791,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998. Additionally, since inception, we have used $1,517,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of September 30, 2002, our current assets and current liabilities were $428,000 and $956,000, respectively.

Starting in the third quarter of 2002 our management, working with several strategic technology providers, began to focus our business activities exclusively on providing services that facilitate online pari-mutuel wagering. During the second quarter of 2002, we launched on a limited basis a process that facilitates pari-mutuel wagering over the Internet. Beginning in the fourth quarter of 2002, we intend to continue to work on finalizing arrangements to form a joint venture in which we expect to participate in one-half of the profits or losses from e-commerce payment processing activities. Management currently believes the joint venture will began to provide a full suite of state-of-the-art payment solution applications for merchants globally starting in late 2003. We currently anticipate that we may reach commercial viability for our proposed pari-mutuel wagering services during the first or second quarter of 2003.

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the periods required to bring our proposed services to commercial viability, the level of sales and marketing costs for our proposed products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2003, if any, would stem primarily from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment. As of September 30, 2002, the Company has a commitment to pay $27,000 for the completion of the basic proprietary pari-mutuel software application. As of the date of this report all amounts due have been paid. Additional features for this software will be required to satisfy our obligations for the royalty participation arrangement, and we expect we may incur additional expenditures ranging from $50,000 to $60,000 over the next four to six months. At September 30, 2002 we have recorded a $50,000 payable to the software developer to cover the estimated additional costs we expect to incur.

Several factors related to the launch of the Company's proposed pari-mutuel services remain outside of our control, and there can be no assurance Orbis will achieve commercial viability on its anticipated timeline. In that regard, we have initiated significant reductions in outlays for operating expenses, including the spin-off of the payment processing activities effective October 1, 2002. While we have also reduced expense outlays in other areas, we expect we may need to obtain additional funding to support our current operations or to extend the maturities of obligations that become due in 2003. Management currently is evaluating options for refinancing of debt maturities and is working to obtain additional funding from several sources, including the sale of certain non-strategic investments, the sale of a portion of our interest in our proprietary pari-mutuel software product, and obtaining additional borrowings. Orbis has no contractual commitments with respect to any of these initiatives. Accordingly, there can be no assurance that additional funds to sustain our operation will be available on commercially reasonable terms or in the necessary amounts.

It is possible Orbis will not reach commercial viability on its anticipated timeline or that Orbis will not be able to extend the terms of obligations maturing in 2003 or raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur in order to reach commercial viability. Orbis' inability to obtain any needed additional financing in a timely manner would have a material adverse effect on our operations, including possibly requiring us to significantly curtail or even suspend Orbis' operations.

ITEM 3--CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the filing date of this quarterly report and, based on the completion of a comprehensive review and reconciliation of the underlying information supporting key financial statement classifications as of the filing date, our principal executive officer and principal financial officer have concluded that these controls and procedures, when supplemented with a comprehensive review and reconciliation process, are effective.

     Disclosure controls and procedures are the controls and other procedures designed to ensure that information that we are required to disclose in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods required. To date we have relied heavily on comprehensive review and reconciliation procedures applied to key financial statement classifications as a critical element of our disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Certain of the Company's officers conducted the offerings and placements of the convertible notes, but none of the officers received any commissions for the securities sold. The private placement of convertible notes was effected in reliance upon the exemption for sales of securities not involving a public offering, as set forth in Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), principally because investors had a pre-existing relationship with Orbis and they represented and warranted that they were accredited investors and had such background, education, and experience in financial and business matters as to be able to evaluate the merits and risks of an investment in the securities. In addition, the investors were provided with disclosure materials and all information requested by the investors with respect to the Company and the offering. Furthermore, we conducted no general solicitation activities in connection with the offering. The investors also acknowledged that the securities being purchased were restricted securities for purposes of the Securities Act, and a legend on was placed on the certificates stating that they were restricted and could only be transferred if subsequently registered under the Securities Act or transferred in a transaction exempt from registration under the Securities Act.

ITEM 3  Defaults on Senior Securities
                 None; not applicable

ITEM 4  Submission of Matters to a Vote of Security Holders

Pursuant to Section 78.320 of the Nevada Revised Statutes (the Statutes), the Company took action as set forth below without a meeting, by consent of shareholders representing 53.95%of the outstanding shares of common stock as of the date of the consent resolution (the "Shareholders"), as if the action was taken by a majority vote of all shareholders of the Company at a special meeting of the shareholders of the Company. The Asset Contribution Agreement and related transaction documents considered by the shareholders and approved by the Shareholders pursuant to the consent resolutions are filed with this report as
Exhibit 99.2.

BACKGROUND:

The officers and directors of the Company have been in discussions and negotiations with the officers of BigWater Technologies, Inc., a Delaware corporation ("BigWater"), regarding the prospects of completing one or more transactions (the "BigWater Transactions") in which the Company would acquire certain computer equipment integral to its pari-mutuel business and One Million Fifty-Two Thousand Five Hundred (1,052,500) shares of BigWater common stock in exchange for the Company's payment of Sixty Three Thousand One Hundred Thirty Two Dollars ($63,132) in cash over a 180-day period (subject to extension) and the contribution to BigWater of all of the Company's right, title and interest in certain assets distributed on an undivided basis by Assentive Solutions, Inc. ("Assentive") to the former holders of the Series AA Preferred Stock of Assentive pursuant to an Asset Purchase and Sale Agreement dated on or about April 18, 2002 (the "Assentive Assets"). The former holders of the series AA Preferred Stock of Assentive, including the Company, took delivery of their interest in the Assentive Assets with the sole intention of holding them for and on behalf of an entity that could develop and implement a business plan to place the Assentive Assets into service.

Three of the members of the Company's Board of Directors have varying economic interests in BigWater and/or the Assentive Assets and James A. Egide, Chairman of the Board, is a founder and Chairman of the Board of Directors of BigWater. After reviewing the various agreements and other documents relating to the BigWater Transactions, the Shareholders approved the consummation of the BigWater Transactions as described below, notwithstanding the existence of such relationships between certain directors of the Company and BigWater.

As contemplated by subsection 2(b) of Section 78.140 of the Statutes, the directors of the Company submitted to the Shareholders the proposal to approve the BigWater Transactions. In connection with the submission of these matters to the Shareholders for their review and approval, the Shareholders were informed of the various relationships between certain directors of the Company and BigWater, and the Shareholders acknowledged that they are aware of such relationships and have been given an opportunity to ask questions and receive answers regarding such relationships.

Pursuant to an Asset Contribution Agreement (the "Asset Contribution Agreement"), BigWater proposed to effect an exchange by the holders of 100% of the undivided interest in the Assentive Assets for 4,510,000 shares of a total of 7,511,303 shares of BigWater common stock, including 600,000 shares of Big Water common stock which the Company would receive in exchange for its interest in the Assentive Assets. Additionally, James A. Egide proposed to contribute to the Company 452,500 shares of the 677,000 shares of BigWater common stock he received from BigWater in his capacity as a founder. Following the exchange with Bigwater and the contribution by James A. Egide, the Company will own 1,052,500 shares of BigWater common stock, representing approximately 14% of the total outstanding shares.

ACTIONS TAKEN BY MAJORITY CONSENT RESOLUTION:

The form of Asset Contribution Agreement and the related transaction documents (See Exhibit 99.2) were approved and adopted by the Shareholders. Further, the officers of the Company were authorized, empowered and directed to execute and deliver the Asset Contribution Agreement and the other transaction documents, with such additions thereto, completions thereof and changes therein as the officers deemed necessary or expedient. Finally, the officers of the Company were directed to take any and all such further and other actions as any of them deemed necessary, advisable or proper to effectuate the intent and purposes of the resolutions or to carry out the terms and conditions of, or otherwise to take any actions contemplated by or necessary, advisable or proper in connection with the Asset Contribution Agreement and the related transaction documents.


ITEM 5   Other Information

         None; not applicable

ITEM 6    Exhibits and Reports on Form 8-K
    a)    Exhibits
          Exhibit 99.1-- Certification Pursuant to Section 906 for Principal
                         Executive Officer and Principal Financial Officer
          Exhibit 99.2-- Information submitted to Shareholders related to the
                         Bigwater transaction consent resolution
                   (a) Form of Asset Contribution Agreement
                   (b) Form of Exchange Offer Letter
                   (c) Form of Founders Agreement

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


                                               ORBIS DEVELOPMENT, INC.
                                               ----------------------
                                                    Registrant

                                               By: /S/JAMES A. EGIDE
                                                  ------------------
                                               Principal Executive Officer
                                               (and Principal Financial Officer)
January 6, 2003
---------------
         Date

                CERTIFICATION FOR PRINCIPAL EXECUTIVE OFFICER AND
               PRINCIPAL FINANCIAL OFFICER PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, James A. Egide, Chief Executive Officer and Principal Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Orbis Development, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures, as supplemented by a comprehensive review of important financial statement classifications, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  January 6, 2003

/s/ JAMES A. EGIDE
------------------
  James A. Egide
 Chief Executive Officer
 and Principal Financial Officer

                               10-Q EXHIBIT INDEX



EXHIBIT NO.             DESCRIPTION


EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EX-99.2(a)              Form of Asset Contribution Agreement

EX-99.2(b)              Form of Exchange Offer Letter

EX-99.2(c)              Form of Founders Agreement