Form 10KSB
period 2002-12-31
ORBIS DEVELOPMENT INC
filed 2003-07-21
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                      1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
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


                                    169 HOLLY
                                 P.O. Box 10919
                            ZEPHYR COVE, NEVADA 89448
          (Address of Principal Executive Offices, including Zip Code)
                                 (775) 588-1835
                           Issuer's telephone number)
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $0.001 PAR VALUE
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [] Yes [x] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


The aggregate market value of the Common Stock held by non-affiliates of the issuer based upon the closing sale price of the Common Stock on June 25, 2003 was approximately $584,000.

The number of shares Common Stock outstanding as of June 25, 2003 was 5,790,025


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


                                     PART I

ITEM 1. BUSINESS

ORBIS DEVELOPMENT, INC., (the "Company," "Orbis," "we" or "us") formerly known as CyberGames International, Inc. and MasterCoin, Inc. was incorporated on January 27, 1997 in the State of Nevada. Orbis recently commenced on a limited scale its core operating activities, but still is considered a development stage enterprise. Following a full-scale launch of its core product and the disposition of its domestic payment processing activities in the fourth quarter and the discontinuance of its international payments processing activities in February 2003, Orbis intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet and second to provide services as an "independent service organization," whereby we will establish arrangements and relationships to provide credit card processing services for banks and their merchants. Orbis will maintain joint venture interests in e-commerce payment processing business, and it has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits. Although there was a full-scale launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis.
During 2000 and 2001 our management, working with certain strategic partners, initiated plans to focus our principal business activities on these areas.

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

On November 1, 2002, we sold the portion of our business dedicated to providing credit card processing services for domestic merchants

In February 2003 we discontinued our operations which provided credit card processing services to international merchants.

Our principal executive offices are located at 169 Holly, Zephyr Cove, Nevada 89448, and our telephone number is (775) 588-1835. We also have three other locations from which we operate. We have a sales and marketing office at 42 Digital Drive, Novato, California 94949.
3

OUR PROPOSED PAYMENT PROCESSING

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

Our original business plan was intended to establish strategic relationships whereby we would serve as a merchant portfolio servicer providing payment solutions to merchants outside of the United States. However, during 2001 certain international banks began to take a more dominant role in the processing of credit transactions and related activity.

Accordingly, we now expect we will serve primarily as an independent sales organization for all of our bank customers. In this capacity, we will provide acquiring banks referrals of potential merchants for whom they would provide their payment processing solution. For the majority of our business in this area, we anticipate that our bank customers will be responsible for merchant underwriting and monitoring activities; we, in turn, will locate, investigate, and submit merchants we judge to be qualified for participation consistent with agreed-upon underwriting standards. We also will respond to merchants' inquiries and provide customer support and training as needed.

We plan to target merchants with either point-of-sale or online business for referral to our bank customers. We intend by working with our banks, to ensure merchants are offered end-to-end service, which means that we expect the payment solution provided to the merchant will allow it to initiate, authorize, process, and manage credit card transactions in a real-time, online environment. Additionally, we expect the payment solution offered by our bank customers will meet the needs of sophisticated e-commerce merchants.

We do not anticipate we will develop any exclusive relationships with banks because they will tend to rely on numerous providers for referrals of merchants. Under our proposed arrangements to provide merchant referrals, we will generate revenues from transaction volumes processed by our customer bank for the merchants we refer. Our compensation will be derived primarily from three sources, the merchant's discount rate, the merchant's transaction fee and various set monthly fees. The discount rate is expressed as a percentage of the amount being processed. Generally, we expect we would charge a transaction fee for all transactions processed as well as monthly statement fees. We have an internal sales force to expand the merchant base for the payment processing services offered by our bank customers. This sales force will initially focus on our existing banking and merchant relationships. In addition, we anticipate they will develop leads for certain targeted classes of potential online merchants, as well as other traditional retailers who understand the benefits of the payment solution offered by our bank customers. We intend to market to banks and potential merchants throughout the world.

OUR PROPOSED ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES

In 2000 we formed a subsidiary, WWW Global Interamericana, Ltd., a Costa Rican corporation (Global Limited). As of the date of this report, Global Limited commenced active business operations in October 2002, in association with Racing Services of Mexico, Ltd. to develop support services for pari-mutuel horse racing in Mexico, Central America and South America.

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

COMPETITION

ORBIS PAYMENT PROCESSING: The market for payment processing services of the sort we propose to market is rapidly evolving. Accordingly, there can be no assurance we will compete successfully.

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

ORBIS ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES: We are aware of no current sources of competition or of any businesses seeking to provide services substantially similar to those we intend to offer, except for major race tracks.

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

EMPLOYEES

As of June 25, 2003, we employed three employees, all of whom were full-time. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

RISK FACTORS REGARDING OUR BUSINESS AND PROPOSED SERVICES

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR PERFORMANCE AND/OR ASSESS OUR FUTURE PROSPECTS. We were initially incorporated in January 1997. From January 1997 to October 1998, our business operations primarily consisted of efforts to develop and market online casino services. We discontinued efforts to develop online casino services in June 1998. In August 1999, we completed the MasterCoin acquisition, which was subsequently rescinded. From 2000 to the date of this report, we have focused on our current core business strategies. We sold the operations of our domestic payment process operations in November 2002, and discontinued our debit card program which was part of our international payment process operations in February 2003. As a result, there is a very limited operating history upon which an evaluation of the Company can be based. The Company's future prospects are subject to risks and uncertainties that are generally encountered by most development stage companies in new and rapidly evolving markets. These risks include:

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

OUR ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES HAVE NOW BEEN DEVELOPED, HOWEVER, HOW SUCCESSFUL WE MAY BE IN MARKETING OUR PRODUCTS REMAIN QUESTIONABLE. We do plan to provide referral and reconciliation services to facilitate online pari-mutuel wagering. We have not entered into any contracts with respect to, or otherwise obtained any commitments from anyone to purchase or use, the pari-mutuel support services we propose to offer. However, we have entered into an understanding with RSI, our strategic partner, for their targeted use of our software product. We can provide no assurance that there will be any demand for our pari-mutuel support services. If there is a demand, we can provide no assurance that the revenues generated from such services will exceed the costs associated with providing the services.


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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 2,258,650 shares (approximately 39%) of our outstanding common stock as of June 25, 2003. Additionally, one other principal shareholder controls 5.9% of our outstanding common stock as of June 25, 2003. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Orbis, and this may have a material adverse effect on the trading price of our common stock.

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

OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months transactions in our common stock have been reported as low as $0.10 and as high as $2.80. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

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

WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of April 11, 2003, 5,762,925 shares of our common stock were issued and outstanding. We also have reserved 1,458,770 shares for possible conversion of outstanding borrowings, and there are 1,792,775 shares of common stock reserved for issuance on the exercise or conversion of outstanding options to acquire common stock, of which options for 1,788,450 shares have been granted. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain an executive office in Zephyr Cove, Nevada. Our lease arrangements for such office are informal and terminable at any time.

We occupy 950 square fee of office space at 42 Digital Drive, Novato, California. We have a two year lease for this office space which expires in 2005. This office is used by our Chief Operating Officer and as a regional sales office.

ITEM 3 -- LEGAL PROCEEDINGS

None.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the last quarter of the year covered by this report.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

Transactions in our common stock are currently reported in the United States under the symbol "ORBD" on the OTC Bulletin Board(R), a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2002 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.


                   QUARTER ENDED               LOW          HIGH
                   -------------               ---          ----
        Quarter ended March 2001              $2.25        $3.00
        Quarter ended June 2001                2.50         5.00
        Quarter ended September 2001           1.00         3.00
        Quarter ended December 2001            0.90         2.00

        Quarter ended March 2002              $1.01        $2.40
        Quarter ended June 2002                1.20         2.80
        Quarter ended September 2002           0.35         1.38
        Quarter ended December 2002            0.10         0.60


OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of June 25, 2003 the number of shares of common stock outstanding was 5,790,025. As of that date, there were approximately 129 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of June 25, 2003, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have been a development stage company since our organization in January 1997. To date, we have only produced $131,187 of revenue from operations from our current business activities, and have incurred losses through December 31, 2002 of approximately $4,471,400. Of the losses incurred, $1,040,000 stems from software development and other costs associated with efforts to develop and market online casino services, which efforts were abandon in June 1998. We incurred a loss of approximately $763,000 from our payment processing activities, which were sold in the fourth quarter of 2002. Further we incurred losses of approximately $78,000 from our ATM debit card business which was discontinued in February 2003..

The operating losses we have incurred, including approximately $1,780,000 in 2002, $1,050,000 in 2000 and approximately $4,471,000 since inception of the business, and negative cash flows from operating activities during the development stage, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations. We only recently began to generate income from our continuing operations and anticipate these ongoing operations will permit us to generate sufficient revenue and cash flow to continue as a going concern.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). From inception through December 31, 2002, we have generated $4,535,000 in net proceeds from private placement offerings and other financing activities, including $733,100 generated from such activities for the year ended December 31, 2002. From inception through December 31, 2002, we used cash in operating activities of $2,988,000, including $1,040,000 of cash used for the casino operations we discontinued in 1998, $763,000 of cash used for payment processing activities we sold in 2002 and $78,000 of cash used for ATM debit card processing we discontinued in February 2003. Additionally, since inception, we have used $1,402,000 in investment activities, including $1,085,000 invested in equity securities primarily of strategic partners. As of December 31, 2002, our current assets and current liabilities were $736,000 and $1,432,000, respectively.



Starting in 2000 our management, working with several strategic technology providers, began to focus our principal business activities in two areas. First, we intend to provide services as an Independent Service Organization whereby we would facilitate arrangements and establish relationships on behalf of banks to provide credit card processing services for merchants. Second, we intend to provide services that facilitate online pari-mutuel wagering. During the second quarter of 2002, we began our online processing of credit card transactions and a process that facilitates pari-mutuel wagering over the Internet.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the launch of our services remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2003 would stem only from the demonstrated commercial viability of our core business activities. During the next twelve months, we do not expect to spend any significant amounts for research and development or plant and equipment.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings from our Chairman and sales of investments will be sufficient to support our operations through the second quarter of 2003. However, it is possible we will not be able to maintain our core services through 2003 or that we will not raise sufficient additional funds from asset sales and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. In that regard, we currently are working to obtain additional funding from several sources, including the sale of other non-strategic investments and other sources for borrowings. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS Information regarding the directors and executive officers of Orbis as of the date of this report are set forth below:


             NAME              AGE                POSITION
        James A. Egide         69          Director and Chairman of
                                             the Board and Chief
                                             Financial Officer
        William G. Isetta      58          Director and Chief
                                             Operating Officer
        Gerald P. Richardson   57          Director




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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Orbis has not named a Chief Executive Officer and to date it has not found it necessary to designate any individual as chief executive primarily because it remains in the development stage and has not yet generated revenues from any operating activity. For the each of the three years in the period ending December 31, 2002, Mr. James A. Egide served as Chairman of the Board and, solely for purposes of presentation in this table, is the only person who could be designated as having served in a capacity similar to the chief executive. During this period, Mr. Egide received no salary, bonus or other compensation for his service. The following table setsforth, for the three years ended December 31, 2002, the compensation for services to Orbis during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2002 annual salary and bonus exceeded $100,000. No executive officer had aggregate compensation in excess of $100,000 for any year prior to 2001.




            Annual Compensation                           Long-term Compensation
                                                       Awards                   Payouts
                                             Restricted
Name and                        Other Annual   Stock       Securities      LTIP    All Other
Principal        Salary  Bonus  Compensation   Awards      Underlying    Payouts  Compensation
 Postion  Year    ($)     ($)       ($)         ($)          Options       ($)        ($)


James A.
Egide     2002                                                        0
Chairman  2001                                                   70,000
and CFO   2000                                                  200,000


William   2002  $120,000                                         34,300
G.
Isetta    2001  $110,000                                         35,000
COO       2000                                                  175,000




OPTION GRANTS IN LAST FISCAL YEAR

The following table details the individual options to acquire shares of our common stock that Orbis granted to its executive officers during the fiscal year ended December 31, 2002.


                                          Percentage of Total
       Name            Options Granted     Options Granted To  Exercise Price    Expiration
                                          Employees in Fiscal                       Date
                                                  Year

James A. Egide                         0

William G. Isetta                 34,300         7.28%         $0.30 to $1.75     10/28/12




AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

The following table sets forth the aggregate value of unexercised options to acquire shares of common stock granted by Orbis and held by its executive officers on December 31, 2002. It also summarizes the value realized upon the exercise of options during the fiscal year ended December 31, 2002. For purposes of the following table, the fair market value of a share of common stock on December 31, 2002, as quoted on December 31, 2002 the last day of our most recent fiscal year, was $0.25.



       Name             Shares     Value Realized  Number of Unexercised  Value of Unexercised In-The-
                     Acquired on                     Options at FY End    Money Options at FY End 2002
                       Exercise                            2002                       ($)
                                                   Exercisable/Unexercis  Exercisable/Unexercisable(2)
                                                          able(1)

James A. Egide           -0-            -0-           234,000/36,000               $-0-/$-0-

William G. Isetta        -0-            -0-           173,000/37,000               $-0-/$-0-




 (1) Includes shares of common stock subject to options exercisable within 60 days of December 31, 2002

(2) Calculated based on the difference between the exercise price and the quoted price of a share of common stock on December 31, 2002.



DIRECTORS COMPENSATION

Currently, we do not compensate non-employee directors. We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests. All directors are eligible to participate in the Company's 2000 Stock Option Plan.

In June 2000 the Company granted Mr. Richardson an option to acquire 50,000 shares of common stock with an option price of $1.25 per share. The option was exercisable immediately and expires 5 years after the date of grant. Additionally, on October 1, 2000, the Company granted Mr. Richardson an option under the Stock Option Plan to acquire 37,500 shares of common stock with an option price of $1.25 per share. This option becomes exercisable as to 12,500 shares annually as of May 1, 2001, 2002 and 2003, and it expires 10 years after the date of grant. On August 3, 2001, Company granted Mr. Richardson an option to acquire 35,000 shares of common stock with an option price of $2.00 per share. This option becomes exercisable as to 11,000 shares on February 1, 2002 and 12,000 shares each on February 1, 2003 and 2004, and it expires 5 years after the date of grant. Finally, on February 5, 2003, the Company granted Mr. Richardson an option to acquire 100,000 shares of common stock with an exercise price of $0.30 per share. This option became exercisable immediately and expires 5 years after the date of the grant.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

The Company has not entered into any employment agreements or change of control agreements with its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 11, 2003 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.



                                            Beneficial Ownership as of April 11, 2003(1)
                                            --------------------------------------------
Name and Address of Beneficial Owner      Number of Shares             Percentage of Class(2)
------------------------------------      ----------------             ----------------------

      CJ Overseas
      2728 Teton Pine Circle
      Jackson, WY 83001                               340,000                   5.90%

Directors and Executive Officers

      James A. Egide                               2,561,700   (3)             40.93%

      William G. Isetta                               533,100  (4)              8.70%

      Gerald P. Richardson                            235,500  (5)              3.94%

      All offices and directors as a               3,318,300   (6)              48.73%
      Group (3 persons)


The business address of each of the directors and executive officers is P.O. Box 10919, Zephyr Cove, NV 89448.

(1) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of June 25, 2003 has been calculated as though shares of our common stock subject to such options were outstanding. However, such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to warrants and options exercisable by such shareholder within 60 days and (b) 5,762,925, which is the number of shares of our common stock issued and outstanding as of June 25, 2003.

(3) Includes options to purchase 496,000 shares of our common stock exercisable within 60 ays of June 25, 2003. Also includes 87,500 shares of our common stock owned directly by Mr. Egide's wife and 45,000 shares of our common stock held in trust for Mr. Egide's grandchildren. Excludes 309,663 shares of common stock that Mr. Egide would receive upon election to convert $201,281 principal amount of convertible notes due December 31, 2004. Also excludes 170,000 shares of our common stock held by the Heritage Limited, a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares, and excludes 432,493 shares of common stock that the trust would receive upon election to convert $281,120 principal amount of convertible notes due December 31, 2004.


(4) Includes 800 shares held by controlled trusts for the benefit of Mr. Isetta's minor children and options to purchase 365,150 shares of our common stock exercisable within 60 days of June 25, 2003. Excludes 164,500 shares of our common stock held by a California non-profit corporation for which the voting and disposition are vested in a three-member Board of Directors, of which Mr. Isetta is one of the directors. Mr. Isetta disclaims beneficial interest in such shares.

(5) Includes options to purchase 210,500 shares of our common stock exercisable within 60 days of June 25, 2003.

(6) Includes options to purchase an aggregate of 1,071,650 shares of our common stock exercisable within 60 days of June 25, 2003, 2003


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

During 2002, management learned that one of the businesses in which the Company held a 0.9% ownership interest had decided to terminate business operations and liquidate. The Company reached an agreement with the entity formed through the liquidation process (BigWater Technologies, Inc.) to exchange the Company's original ownership interest for a 14% ownership interest in the new enterprise. This entity is related due to common ownership of officers of the Company. Based on information received during the negotiations and recent developments concerning the new enterprise, a provision for impairment was recognized for this investment. During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $17,800 before February 15, 2003, including an extension fee of $2,000.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.


(a) EXHIBITS


SEQUENTIAL
EXHIBIT
PAGE
NUMBER
                             DESCRIPTION
NUMBER
------    -------------------------------------------------------------------
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



                      ORBIS DEVELOPMENT, INC.

                    By: /s/ JAMES A. EGIDE
                    ---------------------------
                        James A. Egide
                        Chairman of the Board
                        Dated: July 18, 2002



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.



    SIGNATURES                          TITLE

DATE

/s/ JAMES A. EGIDE                  Chairman of the Board
July 18, 2003                       (Acting Principal Executive Officer)
----------------------
James A. Egide


/s/ WILLIAM G. ISETTA               Vice President, Chief Operating
July 18, 2002                       Officer, Acting Chief Financial
----------------------              Officer and Director
William G. Isetta


/s/ GERALD P. RICHARDSON            Director
July 18, 2003
------------------------
Gerald P. Richardson



I, William G. Isetta, Vice President, Chief Operating Officer and Acting Chief Financial Officer of Orbis Development, Inc. (the "Company"), hereby certify that (a) the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission (the "Report"), fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and (b) information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

                                    /s/ WILLIAM G. ISETTA
                                  -------------------------------
Date: July 18, 2003                        William G. Isetta
                                  Vice President and Chief Operating Officer
                                    And Acting Chief Financial Officer,
                                          Orbis Development, Inc.


The foregoing certifications are being furnished solely pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are not being filed as part of the Form 10-KSB or as separate disclosure documents. Signed originals of these written statements have been provided to Orbis and will be retained by Orbisl and furnished to the Securities and Exchange Commission or its staff upon request.






   CERTIFICATION OF JAMES A. EGIDE, CHAIRMAN OF THE BOARD AND ACTING PRINCIPAL EXECUTIVE OFFICER, PURSUANT TO RULE 13a-14 OFTHE SECURITIES EXCHANGE ACT OF 1934


I, James A. Egide, certify that:


1. I have reviewed this quarterly report on Form 10-KSB of Orbis Development, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rule 13a-14 and 15d-14) for the registrant and we have:



      designed such disclosure controls and procedures to ensure that material
  a)  information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;



      evaluated the effectiveness of the registrant's disclosure controls and
  b) procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and



      presented in this quarterly report our conclusions about the effectiveness of
  c)  the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;



  5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):



      all significant deficiencies in the design or operation of internal controls
  a) which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and



      any fraud, whether or not material, that involves management or other employees
  b)  who have a significant role in the registrant's internal controls; and



6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


July 18, 2003


                                   /s/ JAMES A. EGIDE
                        ------------------------------------------
                                      James A. Egide
                        Chairman of the Board and Acting Principal
                                    Executive Officer


CERTIFICATION OF WILLIAM G. ISETTA,  VICE PRESIDENT, CHIEF OPERATING OFFICER AND
    ACTING CHIEF FINANCIAL OFFICER, PURSUANT TO RULE 13a-14 OF THE SECURITIES
                              EXCHANGE ACT OF 1934




I, William G. Isetta, certify that:



1. I have reviewed this quarterly report on Form 10-KSB of Orbis Development, Inc.;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act
   Rule 13a-14 and 15d-14) for the registrant and we have:

      designed such disclosure controls and procedures to ensure that material
  a)  information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      evaluated the effectiveness of the registrant's disclosure controls and
  b) procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      presented in this quarterly report our conclusions about the effectiveness of
  c)  the disclosure controls and procedures based on our evaluation as of the
     Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      all significant deficiencies in the design or operation of internal controls
  a) which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      any fraud, whether or not material, that involves management or other employees
  b)  who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


July 18, 2003

                                    /s/ WILLIAM G. ISETTA
                          ------------------------------------------
                                      William G. Isetta
                          Vice President and Chief Operating Officer
                              And Acting Chief Financial Officer

                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS


                                                                    Page

     Report of Independent Certified Public Accountants                    F-2

     Consolidated Balance Sheets - December 31, 2002 and 2001              F-3

     Consolidated Statements of Operations for the Years Ended
     December 31, 2002 and 2001 and for the Period from January 27,
     1997 (Date of Inception) through December 31, 2002                    F-4

     Consolidated Statements of Stockholders' Deficit for the Period
     from January 27, 1997 (Date of Inception) through December 31,
     2000 and for the Years Ended December 31, 2001 and 2002               F-5

     Consolidated Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001, and for the Period from January 27,
     1997 (Date of Inception) through December 31, 2002                    F-6

     Notes to Consolidated Financial Statements                            F-7

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
 5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
   Phone: (801) 532-2200
    Fax: (801) 532-7944
      www.hbmcpas.com




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and the Board of Directors
Orbis Development, Inc.

We have audited the accompanying consolidated balance sheets of Orbis Development, Inc. (a development stage company) as of December 31, 2002 and 2001 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbis Development, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage enterprise that has experienced losses from operations and negative cash flows from operating activities since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
June 13, 2003


ORBIS DEVELOPMENT, INC.
 (A Development Stage Company)
CONSOLIDATED BALANCE SHEETS





December 31,                                                          2002             2001
-----------------------------------------------------------------------------------------------
ASSETS

Current Assets
 Cash                                                             $     6,661       $    4,423
 Restricted cash                                                       91,286           31,113
 Merchant deposits                                                    223,231              -
 Merchant cash and clearings held at processors                       271,808              -
 Accounts receivable                                                  138,596              -
 Other current assets                                                   4,150            4,400
-----------------------------------------------------------------------------------------------
  Total Current Assets                                                735,732           39,936
-----------------------------------------------------------------------------------------------

Equipment and Software
 Equipment                                                            109,536           40,889
 Pari-mutuel software                                                 171,619              -
-----------------------------------------------------------------------------------------------
  Total Property and Equipment                                        281,155           40,889
 Less: Accumulated depreciation                                       (24,701)          (2,664)
-----------------------------------------------------------------------------------------------
  Net Equipment and Software                                          256,454           38,225

Deposits, net of amortization                                           1,683           21,183

Investments in Securities                                             428,840        1,105,840
-----------------------------------------------------------------------------------------------

Total Assets                                                      $ 1,422,709      $ 1,205,184
===============================================================================================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
 Accounts payable                                                 $   188,998      $   128,525
 Accounts payable - related party                                      20,089              -
 Accrued expenses                                                      65,663            8,453
 Settlements due to merchants                                         412,307              -
 Merchant reserves                                                    358,848              -
 Other current liabilities                                             19,340              -
 Notes payable                                                        366,585           63,000
-----------------------------------------------------------------------------------------------
  Total Current Liabilities                                         1,431,830          199,978
-----------------------------------------------------------------------------------------------

Long-Term Liabilities
 Deferred gain from royalty participation arrangement                 250,000              -
 Notes payable, net of current portion and unamortized
  discount of $66,288 and $99,852, respectively                       853,959          667,048
-----------------------------------------------------------------------------------------------
  Total Liabilities                                                 2,535,789          867,026
-----------------------------------------------------------------------------------------------

Stockholders' Deficit
 Preferred stock--5,000,000 shares authorized; none issued                -                -
 Common stock--$0.001 par value; authorized 25,000,000
  shares; 5,734,625 and 5,529,000 shares issued and
  outstanding, respectively                                             5,735            5,529
 Additional paid-in capital                                         3,352,598        3,064,327
 Deferred compensation                                                    -            (40,624)
 Deficit accumulated during the development stage                  (4,471,413)      (2,691,074)
-----------------------------------------------------------------------------------------------
  Total Stockholders' Deficit                                      (1,113,080)         338,158
-----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                       $ 1,422,709      $ 1,205,184
===============================================================================================




   The accompanying notes are an integral part of these financial statements.

ORBIS DEVELOPMENT, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        For the Period
                                                                                       from January 27,
                                               For the Years Ended                       1997 (Date of
                                                   December 31,                        Inception)Through
                                                -------------------------------------    December 31,
                                                       2002                 2001              2002
--------------------------------------------------------------------------------------------------------

Revenue                                           $    131,187         $        -          $    131,187
Cost of revenue                                         27,587                  -                27,587
--------------------------------------------------------------------------------------------------------
Gross Profit                                           103,600                  -               103,600

General and administrative expenses                   (700,359)            (648,538)         (1,839,755)
Impairment of investment in securities                (692,000)                 -              (842,000)
Gain on sale of investment                                 -                 32,857              32,857
Interest expense                                       (96,171)             (29,593)           (125,764)
Interest income                                            198               41,325              81,846
--------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                     (1,384,732)            (603,949)         (2,589,216)
--------------------------------------------------------------------------------------------------------

Discontinued Operations
 Loss from online casino operations                        -                    -            (1,390,390)
 Gain on sale of online casino operations                  -                    -               350,000
 Loss from payment processing activities and ATM
  debit card operations                               (395,607)            (446,200)           (841,807)
--------------------------------------------------------------------------------------------------------
Loss from Discontinued Operations                     (395,607)            (446,200)         (1,882,197)
--------------------------------------------------------------------------------------------------------

Net Loss                                          $ (1,780,339)        $ (1,050,149)       $ (4,471,413)
========================================================================================================

Basic and Diluted Loss Per Share
 Continuing operations                            $      (0.24)        $      (0.11)
 Discontinued operations                                 (0.07)               (0.08)
------------------------------------------------------------------------------------
 Net Loss                                         $      (0.31)        $      (0.19)
====================================================================================

Basic and Diluted Weighted-Average Common Shares
Outstanding                                          5,666,770            5,512,299
====================================================================================




   The accompanying notes are an integral part of these financial statements.

ORBIS DEVELOPMENT, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                      Deficit
                                                                                                    Accumulated
                                                           Common Stock      Additional             During the       Total
                                                       --------------------    Paid-in    Deferred  Development  Stockholders'
                                                         Shares     Amount     Capital  Compensation   Stage        Deficit
-----------------------------------------------------------------------------------------------------------------------------

Balance at January 27, 1997 (Date of Inception)               --   $    -     $      -    $    -    $       -     $       -
Issuance of common stock for compensation
 from the reorganization of Cyber Games,
 Ltd., March 1997, $0.10 per share                      3,002,500     3,003      297,247       -            -         300,250
Issuance for cash in 1997 in private placement
 at $4.00 per share, net of $14,394 offering
 costs                                                    210,000       210      825,396       -            -         825,606
Conversion of shareholder loans, January
 through September 1998, $0.50 per share                  425,530       426      212,339       -            -         212,765
Issuance for cash in 1998 in private placement
 at $0.50 per share                                     1,064,470     1,064      531,171       -            -         532,235
Shares redeemed in 1998 for disposition of online
 casino operations at $0.50 per share                    (700,000)     (700)    (349,300)      -            -        (350,000)
Shares redeemed in 1998 for cash at $3.25 per share       (10,000)      (10)     (32,490)      -            -         (32,500)
Shares redeemed in 1998 for cash at $0.40 per share      (900,000)     (900)    (359,100)      -            -        (360,000)
Compensation from 1998 grant of stock options                 -         -          1,500       -            -           1,500
Issuance for cash in 1999 at $0.50 per share              420,000       420      209,580       -            -         210,000
Issuance in exchange for 1999 cancellation
 of option, 10,000 shares at $0.50 per share               10,000        10        4,990       -            -           5,000
Shares redeemed in 1999 for cash                           (8,000)       (8)      (9,992)      -            -         (10,000)
Issuance in 2000 for cash and the sale of MasterCoin
 equipment, leaseholds and other assets,
 at $0.63 per share                                     1,600,000     1,600    1,013,400       -            -       1,015,000
Grant of restricted stock in 2000                         100,000       100      124,900  (125,000)         -             -
Issuance in 2000 for cash, $2.00 per share, net of
 $25,000 offering costs                                   231,250       231      437,269       -            -         437,500
Amortization of restricted stock                              -         -            -      43,750          -          43,750
Net loss for the period from January 27, 1997
 through December 31, 2000                                    -         -            -         -     (1,640,925)   (1,640,925)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2000                            5,445,750     5,446    2,906,910   (81,250)  (1,640,925)    1,190,181

Issuance for cash in private placement at
 $2.00 per share                                           71,250        71      142,429       -            -         142,500
Amortization of deferred compensation                         -         -            -      40,626          -          40,626
Exercise of stock options                                  12,000        12       14,988       -            -          15,000
Net loss for the year ended December 31, 2001                 -         -            -         -     (1,050,149)   (1,050,149)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2001                            5,529,000     5,529    3,064,327   (40,624)  (2,691,074)      338,158

Exercise of stock options                                 205,625       206      288,271       -            -         288,477
Amortization of deferred compensation                         -         -              -    40,624          -          40,624
Net loss for the year ended December 31, 2002                 -         -              -       -     (1,780,339)   (1,780,339)
-----------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002                            5,734,625   $ 5,735   $3,352,598  $    -    $(4,471,413)  $(1,113,080)
=============================================================================================================================





   The accompanying notes are an integral part of these financial statements.

ORBIS DEVELOPMENT, INC.
 (A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                            For the Period
                                                                                            from January 27,
                                                                                             1997 (Date of
                                                                 For the Year Ended        Inception) Through
                                                           ------------------------------      December 31,
                                                                2002              2001             2002
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net loss                                                  $ (1,780,339)      $ (1,050,149)     $ (4,471,413)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
  Stock issued for research and development services                --                 --            300,250
 Proceeds from sale of equipment less gain realized                 --                 --              8,409
 Depreciation and amortization                                   22,037              9,212            48,771
 Amortization of imputed interest                                72,739             13,548            86,287
 Compensation from stock options and restricted                 212,851             40,626           303,727
 Gain on sale of investment                                         --             (32,857)          (32,857)
 Gain on sale of discontinued operations                        (15,241)               --           (365,241)
 Provision for impairment of investments in securities          692,000                --            842,000
 Interest income converted to common stock of investee              --             (36,000)          (36,000)
 Change in operating assets and liabilities
  Restricted cash                                              (100,081)           (31,113)         (131,194)
  Merchant deposits                                            (223,231)               --           (223,231)
  Cash reserves and amounts held for merchant clearings        (271,808)               --           (271,808)
  Accounts receivable                                          (138,763)               --           (138,763)
  Other current assets                                              250              5,608            (4,150)
  Accounts payable and accrued expenses                         128,621             76,614           265,599
  Merchant settlements payable                                  453,336                --            453,336
  Merchant reserves                                             358,848                --            358,848
  Other current liabilities                                      19,340                --             19,340
-------------------------------------------------------------------------------------------------------------
  Net Cash Used by Operating Activities                        (569,441)        (1,004,511)       (2,988,090)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Issuance of notes receivable - related parties                     --              (5,000)         (180,000)
 Collections on notes receivable - related parties                  --              58,017            78,017
 Investments in securities                                          --             (60,000)       (1,255,000)
 Proceeds from sales of investments                                 --             170,000           170,000
 Long-term deposits                                               6,688            (28,433)          (21,745)
 Purchase of software and equipment                            (127,134)           (34,149)         (193,252)
-------------------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in) Investment Activities         (120,446)           100,435        (1,401,980)
-------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Proceeds from deferred royalty payment                         250,000                --            250,000
 Proceeds from issuance of common stock                             --             142,500         3,162,841
 Proceeds from stock options exercised                           27,500             15,000            42,500
 Redemption of common stock                                         --                 --           (402,500)
 Proceeds from borrowings                                       455,625            716,500         1,481,890
 Payments of borrowings                                         (41,000)               --           (138,000)
-------------------------------------------------------------------------------------------------------------
  Net Cash Provided by Financing Activities                     692,125            874,000         4,396,731
-------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                              2,238            (30,076)            6,661

Cash - Beginning of Period                                        4,423             34,499               --
-------------------------------------------------------------------------------------------------------------

Cash - End of Period                                       $      6,661       $      4,423       $     6,661
=============================================================================================================





   The accompanying notes are an integral part of these financial statements.

                                ORBIS DEVELOPMENT, INC.
                            (A Development Stage Company)
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Operations - Orbis Development, Inc. (the "Company" or "Orbis") was organized on January 27, 1997 under the laws of the state of Nevada. Orbis is a development stage company that has previously pursued development of certain online casino gaming software technology, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers. Orbis discontinued and sold or abandoned each of these previous operations.

During 2000, Orbis formed WWW Global Interamericana, L.T.D.A., a Costa Rician corporation (Global) and began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse racing. During October 2001, Global entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global would market RSI's services using Global's software technology to casinos and Internet off-track betting (OTB) sites . Through the use of these services and technology, merchants and their customers would be provided the technology to participate in pari-mutuel wagering pools and receive racing information at off-track locations.

During 2002, Global contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global began marketing its software to casinos and off-track merchants. However, management of Global was notified that due to recent breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore Global's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global's technology by certain high-volume customers. Revenue from continuing operations earned during 2002 resulted from software licensing fees under these exceptions. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology.

Although the Company has discontinued its domestic credit card processing and ATM debit card services, the Company continues its efforts to market credit card services of international credit card processors to merchants. The Company will continue to be involved in international credit card operations only as a sales agent and will not be involved in any of the related credit card operations.

Segment Information - Segment information has been prepared in accordance with SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." In 2002, the Company has two reportable segments: licensing its pari-mutuel software and marketing credit card services of international card processors. Prior to 2001, the Company was only involved in licensing its pari-mutual software. The Company evaluates the performance of each segment based on earnings or loss from operations. Selected segment information for the year ended December 31, 2002 is as follows:


                                                               Marketing
                                            Licensing        International
                                             Software         Credit Cards        Total
-------------------------------------------------------------------------------------------
Revenues                                   $    104,437        $  26,750       $   131,187
Loss from continuing operations            $ (1,341,446)       $ (43,286)      $(1,384,732)




Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements.
These same estimates may affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from those estimates.

Principles of Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Orbis Development, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.


Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the amounts reported as notes payable are considered to be reasonable approximations of their fair values. Based on similar criteria, the fair value of the convertible notes payable to stockholders was $976,000 and $720,400 at December 31, 2002 and 2001, respectively.

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and has not had a substantial revenue generating activity. The Company has generated minimal revenues during 2002 from its continuing operations. Additionally, it has accumulated losses since inception of $4,471,413 and $1,780,339 during 2002, and has used cash in operating activities since inception of $2,988,090 and $569,441 during 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business and the planned marketing of credit card services for others sufficient to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Trade Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At December 31, 2002, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

Equipment -Equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the equipment, which range from two to five years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation expense for the years ended December 31, 2002 and 2001 was $22,037 and $1,962, respectively.

Capitalization of Software - All costs incurred to establish the technological feasibility of software are charged to expense. Technological feasibility is established when a design and a working model of the software product have been completed. Costs to produce or purchase software technology incurred subsequent to establishing technological feasibility are capitalized. Capitalization of software costs ceases when the software is available for use. The cost of maintenance and customer support are charged to expense when costs are incurred.

Amortization of capitalized software is recognized from the date the software is placed in operation as the greater of (a) a ratio that current gross revenue for the software to total current and anticipated future gross revenues for the software or (b) the straight-line method over the remaining estimated economic life of the software. Amortization is charged to cost of revenues.

The Company assesses unamortized capitalized software costs for possible write down based on net realizable value of the software. Net realizable value is determined based on the estimated future gross revenues from the software reduced by the estimated future cost of completing the software. The amount by which the unamortized capitalized costs of the software exceed its net realizable value is written off.

Revenue Recognition - Revenue from licensing the Company's pari-mutuel software is recognized when persuasive evidence of a licensing arrangement exists, the fee is fixed or determinable, the software has been delivered and fully installed at an Internet OTB site, and collectability is probable.

Stock-Based Compensation - At December 31, 2002, the Company had one stock-based employee compensation plan, and has granted individual options, which are described more fully in Note 11. The Company accounts for the plan and the options under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans and the options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:



For the Years Ended December 31,                                       2002                2001
---------------------------------------------------------------------------------------------------

Net loss, as reported                                               $(1,780,339)       $(1,050,149)

Deduct:  Total stock-based employee compensation
 expense determined under fair value based method
 for all awards                                                        (161,654)          (249,000)
---------------------------------------------------------------------------------------------------

Pro forma net loss                                                  $(1,941,993)       $(1,299,149)
===================================================================================================

Basic and diluted loss per common share as reported                 $     (0.31)       $     (0.19)

Basic and diluted loss per common share pro forma                   $     (0.34)       $     (0.24)
===================================================================================================




Income Taxes - The Company recognizes an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. Temporary differences will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. These deferred tax assets or liabilities are measured using the tax rates that are anticipated to be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2002 and 2001 there were 2,510,446 and 1,785,767 potentially issuable common shares, comprising 1,051,675 and 1,305,500 shares issuable for stock options and 1,458,771 and 480,267 shares issuable under outstanding convertible notes, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

New Accounting Standards - In August 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and the recognition of impairment of long-lived assets to be held and used. Statement No. 144 was effective for the Company's fiscal year beginning January 1, 2002. The adoption of this standard resulted in classifying assets that related to the discontinued operations as assets to be held and used according to their nature rather than as assets of the discontinued operations. In addition, $66,379 of future expected losses from the discontinued ATM debit card services operations will be recognized as incurred rather than being accrued at December 31, 2002.

NOTE 2 - ONLINE CASINO OPERATIONS

On January 27, 1997, certain individuals (the "founders") initiated the development of certain online casino gaming software technology intended for use over the Internet. In March 1997, the founders contributed the technology to CyberGames Ltd. ("Limited"), an Ireland company. Limited did not have any operations or assets prior to the founder's contribution. Immediately after the contribution, Limited was reorganized into CyberGames International, Inc. ("International"), a Nevada corporation incorporated on January 27, 1997, by International issuing 3,002,500 shares of its common stock to the founders in exchange for all of the outstanding shares of Limited. The founders controlled International after the reorganization; accordingly, the reorganization was accounted for as the recapitalization of Limited into International. The original capital contribution of technology and the shares issued were accounted for as compensation to the founders for developing the online casino software and for organizing the Company and were valued at $300,250, or $0.10 per share, based upon the price at which common stock was subsequently issued to non-affiliates for cash.

Through June 1998, the Company's efforts were to design and develop software for online gaming. All costs associated with the Company's efforts to design and develop online casino gambling software were recognized as research and development expense as incurred. On July 1, 1998, the Company discontinued developing the online gaming business and sold all of the related assets and operations to a former shareholder in exchange for the return of 700,000 shares of the Company's common stock. The stock redemption was valued at $350,000, or $0.50 per share, based upon the price common stock was issued to non-affiliates for cash at about that same time. The sale resulted in the recognition of a $350,000 gain from the sale of the online casino operations. The financial statements present the results from the online gaming activities as discontinued operations.


NOTE 3 - ELECTRONIC CURRENCY SERVICES

Following the sale of the online gaming operations, the Company pursued the business of providing various forms of electronic currency through the Internet. In August 1999, the Company entered into an agreement to acquire the business, certain software, leasehold interests and equipment of MasterCoin, Inc., a provider of electronic currency applications. In exchange for these assets, the Company issued 6,925,000 shares of common stock to the owners of MasterCoin, Inc. and changed its name to MasterCoin, Inc. After completing the acquisition, the Company determined that it had not gained effective operating control of the acquired business and commenced negotiations to terminate the acquisition. In February 2000, the Company entered into an agreement to rescind the business portion of the acquisition in exchange for the return and cancellation of 5,325,000 shares of common stock. The Company retained the equipment and leasehold interests in exchange for the remaining 1,600,000 shares of common stock that were not cancelled.

The assets acquired were valued at $1,015,000 based on the price received from the subsequent resale of the assets. In April 2000, the assets retained were sold to a non-affiliate in exchange for cash of $1,015,000. Based on the substance of the transaction, the 1,600,000 shares of stock were recognized as issued for cash of $1,015,000. The Company also made non-interest bearing cash advances totaling $175,000 to MasterCoin. These advances were recovered in April 2000. Following the rescission of the MasterCoin acquisition, the Company changed its name to Orbis Development, Inc.

NOTE 4 - DOMESTIC PAYMENT PROCESSING SERVICES

During 2001, the Company started a domestic payment processing service business in the United States whereby the Company established arrangements and relationships and provided credit card processing services for banks and their merchants.

In October 2002, the Company sold all its assets and liabilities associated with the domestic payment processing activities to a related party entity, which resulted in a $15,241 gain from the sale. The sale included approximately $40,000 in restricted cash, $13,000 in other assets, and assumption of $53,000 in liabilities. In exchange, the Company acquired a one sixth interest in an entity related through common ownership, which was valued at $15,000. The domestic payment processing operations incurred losses of $332,349 and $446,200 during the years ended December 31, 2002 and 2001, respectively. Revenues were approximately $174,400 and $38,600 for the years ended December 31, 2002 and 2001, respectively.

NOTE 5 - ATM DEBIT CARD SERVICES

In June 2002 the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. The ATM debit card operations incurred a loss of $78,400 during 2002. Revenues for 2002 were approximately $251,000.

Through December 31, 2002 the Company withheld $358,848 from merchants to cover potential charge backs and other adjustments related to the debit card operations. Of the total amount retained, a processor maintains a $223,231 restricted cash balance that is held to fund the reserve and deposit liabilities and the Company has segregated its cash balances related to the debit card processing operations totaling $91,286 as restricted cash. The Company also maintained merchant receivables of $59,250 as of December 31, 2002. As of December 31, 2002, the Company owed merchants $412,307 for settlements for debit card processing completed as of December 31, 2002. Of this amount $271,808 was held at the card processor and not remitted to the Company, classified as merchant cash and clearings held at processors as a current asset in the accompanying balance sheet.
During 2002, the Company's segregated cash designated for merchant reserves and deposits were under funded by approximately $126,000.

NOTE 6 - ROYALTY PARTICIPATION ARRANGEMENT

During August 2002, the Company entered into royalty participation agreements whereby third party participants paid the Company $250,000 in exchange for a portion of future software licensing fees generated from Global's technology equal to 0.25% of the pari-mutuel wagers placed using Global's technology. In addition, the participants purchased 3.25% of those wagers less customer winnings, bank fees and marketing costs of the casinos and off-track merchants using Global's technology, except for wagers from certain high-volume customers. On January 10, 2003, the royalty participation agreements were modified such that the Company agreed to pay the participants 5.0% of Global's software fee revenues from October 2002 that related to or will relate to the previously excepted wagers from certain high-volume customers. The 5.0% fee will be paid until the limitations placed by race tracks precluding general online pari-mutuel wagering on their horse races allow Global's technology to be used by casinos and off-track merchants.

Orbis has contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At December 31, 2002, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software will be required to satisfy obligations for the royalty participation arrangement and the Company expects it may incur additional expenditures ranging from $50,000 to $60,000 over the next four to six months. Accounts payable and capitalized software at December 31, 2002 includes an estimate of $50,000 payable to the software developer related to this commitment.

Recognition of the $250,000 of revenue from the sale of the software to the participants has been deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form.

NOTE 7 - INVESTMENT IN SECURITIES

The Company has invested in several privately owned companies, which generally represent strategic partners or other entities that the Company anticipates will provide products and services that relate to, support, or are otherwise compatible with the Company's business pursuits. At December 31, 2002, the investments are in common stock, common equivalent securities, and debt instruments. Ownership interests in common stock and equivalent securities range from 0.2% to 16.7% of each investee. None of these investments were made for purposes of trading or with the intention of selling them in the near term. None of these investments have a readily determinable fair market value and are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment.



Indicators of impairment stemming from delays in reaching commercial viability, inability to generate sufficient cash flows and other recent developments resulted in the Company recognizing $692,000 of impairment during 2002 increasing the amount of impairment of investment in securities to $842,000 from $150,000 at December 31, 2001.

During 2002, management learned that one of the businesses in which the Company held a 0.9% ownership interest had decided to terminate business operations and liquidate. The Company reached an agreement with the entity formed through the liquidation process (BigWater Technologies, Inc.) to exchange the Company's original ownership interest for a 14% ownership interest in the new enterprise. This entity is related due to common ownership of officers of the Company. Based on information received during the negotiations and recent developments concerning the new enterprise, a provision for impairment was recognized for this investment.

During 2002, in relation to the sale of the domestic payment processing activities, the Company received a $15,000 or one-sixth ownership interest in the new privately held entity that is related due to common ownership of officers of Orbis. This investment was fully impaired at December 31, 2002. During 2001, the Company invested $60,000 in a 17.5% ownership interest in a private company, and subsequently sold a 5% ownership interest to its Chairman for $50,000. A gain of $32,857 was recognized on this sale. Also, during 2001, the Company sold one of its investments for cash of $120,000 to its Chairman. The proceeds realized represented the original cost and carrying amount of the security sold, no gain or loss was realized on this sale.

NOTE 8 - INCOME TAXES

The components of the net deferred tax asset at December 31, 2002 and 2001 are as follows:




For the Years Ended December 31                               2002            2001
------------------------------------------------------------------------------------
Restricted stock                                        $         -        $(13,800)
Depreciation                                                 (9,074)              -
Operating loss carry forwards                             1,236,964         870,200
Impairment of investment in securities                      286,280          51,000
Valuation allowance                                      (1,514,170)       (907,400)
------------------------------------------------------------------------------------

Net Deferred Tax Asset                                  $         -        $      -
====================================================================================




Changes in the valuation allowance were $606,770 and $355,300 during the years ended December 31, 2002 and 2001, respectively. The Company has tax operating loss carry forwards totaling approximately $3,638,000 at December 31, 2002 that will expire if unused from 2018 through 2023.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the pretax loss from continuing operations with the provision for income tax:


For the Years Ended December 31                               2002            2001
------------------------------------------------------------------------------------

Tax Benefit at statutory rate of 34%                    $   470,809        $205,343
Change in valuation allowance                              (470,809)       (203,643)
Other                                                             -          (1,700)
------------------------------------------------------------------------------------

Provision for Income Taxes                              $         -        $      -
====================================================================================


NOTE 9 - NOTES PAYABLE

Short-Term Notes Payable - During 2002 and 2001, the Company borrowed $23,000 and $63,000 from an officer and employee through the issuance of unsecured notes bearing interest at 9%. During 2002, $63,000 of these notes was repaid. These notes are due on demand. As of December 31, 2002 and 2001, the Company has outstanding borrowings of $23,000 and $63,000.

During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $17,800 before February 15, 2003, including an extension fee of $2,000.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. As amended on October 1, 2002, the line of credit matures on October 1, 2003. During the years ended December 31, 2002 and 2001 the Company received borrowings of $188,125 and $46,500, respectively and during the year ended December 31, 2002 the Company repaid $38,000 of its borrowings. At December 31, 2002 and 2001 $3,375 and $153,500 remained available for future borrowings, respectively.

Convertible Promissory Notes - From April through June 2001, the Company issued $325,000 of 10% convertible promissory notes for $325,000 to two existing shareholders, including $100,000 from the Company's Chairman and Chief Executive Officer. The notes were unsecured and due on October 1, 2002, with interest at 10% payable quarterly. The notes were convertible into common stock at a conversion rate of $2.50 per share at anytime from the date of issuance prior to their maturity date. In connection with an issuance of convertible notes as described in the following paragraph, the Company reached an agreement on September 30, 2001 with the holders of these notes to modify the terms of the notes. Under the modified terms, the due date of the notes was extended to October 1, 2003, the interest due was deferred until maturity, and the face amount of the notes was increased by $65,000 to $390,000. The resulting $65,000 discount represents imputed interest to maturity at the rate of 10% and is being amortized over the term of the notes to maturity. In exchange for the extension of the term and the deferral of interest due, the Company agreed to revise the conversion rate for the new notes to $1.50 per share which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification.

From August to November 2001, the Company realized proceeds of $242,000, including $67,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $290,400 of non-interest bearing convertible promissory notes to six existing shareholders. The issuance of these notes resulted in recognition of a $48,400 discount, based on an imputed interest rate of 10%. The discount is being amortized over the term of the notes to maturity. The Company also received  proceeds  of  $40,000  from an existing  shareholder  related  to  the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders can convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity. The conversion rate was equal to the fair value of the underlying common stock on the dates the notes were issued; therefore, no beneficial conversion option was recognized.

On December 31, 2002, holders of convertible notes with a face value of $552,400 signed an extension and modification agreement to extend the due date from October 1, 2003 to January 1, 2005. The agreement permits the note holders to convert the principal amount of the notes at any time prior to maturity into common stock at a conversion rate of $0.65 per share which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after the original maturity date, with the initial payment due December 2003. Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes and can still convert their notes into common stock at the rate of $1.50 per share at any time prior to maturity on October 1, 2003.

During 2002, a note holder transferred promissory notes with a face amount of $78,000 to the Series A and B convertible promissory notes described below.

Series A and B Convertible Promissory Notes - From April through June 2002, the Company borrowed $244,500 under the terms of an agreement with a shareholder and transferred $78,000 of non-interest bearing convertible promissory notes to be under the terms of these notes. The Company issued the shareholder unsecured convertible promissory notes that bear interest at 10% payable at maturity on October 1, 2003. The notes accrued $15,962 of interest through December 31, 2002 which was included in the balance of the notes. Principal and accrued interest on the notes are convertible into common stock at any time prior to maturity at the rate of $1.50 per share. The conversion rate was equal to the fair value of the underlying common stock on the dates the notes were issued; therefore, no beneficial conversion option was recognized.

On December 31, 2002, the note holder signed an extension and modification agreement whereby the due date was modified to January 1, 2005. The modification agreement permits the note holder, at any time, to convert the principal amount of the notes plus accrued interest through October 1, 2003 into common stock at a conversion rate of $0.65 per share, which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after October 1, 2003, with the initial payment due December 2003.



Notes payable are summarized as follows:





December 31                                                                 2002            2001
--------------------------------------------------------------------------------------------------

9-10% Notes payable to related parties                                  $   86,132       $  63,000
9% Revolving credit loan, unsecured, due October 1, 2003                   196,625          46,500
Convertible promisory notes, unsecured, due October 1, 2003,
 $90,000 and $720,400 principal, respectively, net of $6,172 and
 $99,852 of unamortized discount, respectively, based on imputed
 interest at 10%                                                            83,828         620,548
Convertible promisory notes, unsecured, due January 1, 2005, bearing interest at 10%, $552,400 principal, net of $32,024 unamortized
 discount based on imputed interest at 10%                                 520,376             -
Series A and B convertible promissory notes, unsecured, due
 January 1, 2005, interest at 10%, $361,675, net of $28,092 unamortized
 discount based on imputed interest at 10%                                 333,583             -
--------------------------------------------------------------------------------------------------

Total notes payable less unamortized discount                            1,220,544         730,048

Less: Current portion                                                      366,585          63,000
--------------------------------------------------------------------------------------------------

Long-Term Notes Payable                                                 $  853,959       $ 667,048
==================================================================================================




Future maturities of notes payable as of December 31, 2002 are as follows:  2003
- $372,757; 2004 - $0 and 2005 - $914,075.

At December 31, 2002, a total of 1,458,771 shares of common stock are reserved for possible conversion of the long-term convertible notes payable (60,000 shares for notes convertible at $1.50 per share and 1,398,770 shares for notes convertible at $0.65 per share).

NOTE 10 - STOCKHOLDERS' EQUITY

Effective as of March 1, 2001, the Company's certificate of incorporation was amended to increase the number of authorized shares of common stock to 25,000,000 shares and to authorize 5,000,000 shares of preferred stock with a par value of $0.001. The certificate provides that the Board of Directors generally is permitted to issue shares of preferred stock in series, to establish the number of shares included in each series and to prescribe the voting powers, designations, relative rights, preferences and limitations of the shares of each series.

During 2000, the Company issued 100,000 shares of restricted stock to a key employee. The estimated fair value of the grant of $125,000 was recorded as deferred compensation, with the unamortized balance of $40,624 as of December 31, 2001 shown as a separate component of shareholders' equity. Of the total restricted stock grant, 35,000 shares and 32,500 shares vested on November 1, 2000 and 2001, respectively, with the remainder vesting on November 1, 2002. Compensation expense during 2002 and 2001 related to this grant was $40,624 and $40,626, respectively.

NOTE 11 - STOCK OPTIONS

Non-Qualified Options - During 2002, the Company granted options for the purchase of 417,775 shares of common stock to seven employees. The options had exercise prices ranging from $0.30 to $1.75, which was equal to the fair value of the Company's common stock on the dates granted. These options vested on the date of grant. During 2002, options for 95,475 shares were exercised to settle employee bonuses of $167,081. Additionally, 207,425 options were forfeited during 2002.


In  August  2001, the Board of Directors granted non-qualified stock options  to acquire a total of 140,000 shares of common stock to members of the Board of Directors. These options were issued with an exercise price of $2.00 per share, which was equal to the fair value of the common stock on the date of issuance. These options vest through February 2004. On December 31, 2001, the Board of Directors approved and granted non-qualified stock options to acquire a total of 35,000 shares of common stock to the Chairman of the Board of Directors. These options were issued with an exercise price of $1.00 per share, which was equal to the fair value of the common stock on the date of issuance. These options vest through July 2004.

Qualified Options - During September 2000 the Board of Directors approved for submission to vote by the Company's shareholders, the 2000 Stock Option and Restricted Plan (the "Plan"). The Company's shareholders approved the Plan as of March 31, 2001. Under the terms of the Plan the Company reserved 750,000 shares of common stock for option and restricted stock grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible to participate in the Plan.

During 2002, the Company granted options for the purchase of 53,175 shares of common stock to four employees. The options had exercise prices of $0.30, which was equal to the fair value of the Company's common stock on the dates granted. These options vest through March 2004. During 2002, options for 71,000 shares were exercised to settle employee payables of $88,751, options for 22,000 shares were exercised for cash proceeds of $27,500 and options for 17,150 shares were exercised to settle $5,145 owed. Additionally, 311,725 options were forfeited during 2002.

During 2001, the Company granted options for the purchase 255,000 shares of common stock to three employees. The options had exercise prices ranging from $1.25 to $2.00, which was equal to the fair value of the Company's common stock on the dates granted. During 2001, options for 12,000 shares were exercised for cash proceeds of $15,000. Also during 2001, one employee forfeited options for 5,000 shares at an exercise price of $2.00.

At December 31, 2002 and 2001, there were 316,050 and 57,500, qualified options available for future grants under the Plan, respectively. A summary of stock option activity for the years ended December 31, 2002 and 2001 is as follows:




                                                   Options         Range     Exercise Price
-------------------------------------------------------------------------------------------

Balance, December 31, 2000                         892,500     $1.25 - $2.00     $1.25

 Granted                                           430,000     $1.00 - $2.00      1.53
 Exercised                                         (12,000)    $1.25 - $1.25      1.25
 Forfeited                                          (5,000)    $2.00 - $2.00      2.00
-------------------------------------------------------------------------------------------

Balance, December 31, 2001                       1,305,500     $1.00 - $2.00      1.34
 Granted                                           470,950     $0.30 - $2.00      1.21
 Exercised                                        (205,625)    $0.30 - $1.75      1.40
 Forfeited                                        (519,150)    $0.30 - $1.25      1.22
-------------------------------------------------------------------------------------------

Balance, December 31, 2002                       1,051,675     $0.30 - $2.00     $1.33
===========================================================================================

Options exercisable at December 31, 2001           596,500     $1.25 - $2.00     $1.26
Options exercisable at December 31, 2002           801,175     $0.30 - $2.00     $1.25
===========================================================================================

Weighted-average fair value of options granted
 During the year ended December 31, 2001                                         $0.94
 During the year ended December 31, 2002                                         $0.31
===========================================================================================



The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2002 and 2001, respectively: risk-free interest rate of 2.55% and 3.93%, dividend yield of 0% and 0%, volatility of 95% and 95%, and expected lives of 3.0 years and 3.0 years.

A summary of the options outstanding and exercisable as of December 31, 2002 follows:


                                Weighted-
                                 Average    Weighted-                Weighted-
    Range of                    Remianing    Average                 Average
    Exercise        Number     Contractual  Exercise     Number      Exercise
     Prices       Outstanding      Life       Price    Exercisable     Price
------------------------------------------------------------------------------

  $0.30 - $0.99       63,175    7.1 years    $  0.30      63,175      $  0.3
  $1.00 - $1.25     788,500     4.7 years    $  1.24     654,000      $  1.2
  $1.26 - $2.00     200,000     5.3 years    $  2.00      84,000      $  2.0
------------------------------------------------------------------------------

  $0.30 - $2.00    1,051,675    5.0 years    $  1.33     801,175      $  1.2
==============================================================================



NOTE 12 - NON-CASH INVESTING AND FINANCING ACTIVITIES

During 2002, the Company purchased equipment financed through a note payable of $63,132, recorded an accrual of $50,000 for equipment related to the royalty participant agreement, stock options were exercised by employees to settle notes payable for $60,000 and payables of $28,750 and sold the assets and liabilities related to the domestic payment processing activities for a $15,000 interest in a related party entity.

During 2001, as part of a re-capitalization of one investee, the Company converted $36,000 of its accrued interest receivable into common stock of the investee.


NOTE 13 - SUBSEQUENT EVENTS

Operating Lease - In March 2003, the Company entered into a two year lease for office space. The rent expense will be $1,350 per month.

Stock Options - Through May 2003, the Company issued an additional 710,000 options to purchase common stock at $0.30 per share, which was equal to the fair value of the Company's common stock on the dates granted. In addition, options for 55,450 shares were exercised through May 2003.