Form 10QSB
period 2003-03-31
ORBIS DEVELOPMENT INC
filed 2003-08-13
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition periods from
                            __________to____________

                        Commission file number 000-32509

                             ORBIS DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)

                 Nevada                           88-0396452
        (State of Incorporation)        (IRS Employer Identification No.)

                    P.O. Box 10919, Zephyr Cove, Nevada 89448
                    (Address of principal executive offices)

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

[1] Yes   No X  [2] Yes X No
----------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 25, 2003.

Common Stock, $.001 par value 5,990,075
(Class) (Number of shares)


           Transitional Small Business Format Disclosure (check one):
Yes No X
--------

                         ORBIS DEVELOPMENT, INC.
                               FORM 10-QSB
                              MARCH 31, 2003
                                  INDEX
                                                                 Page No.
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)  --
             March 31, 2003 and December 31, 2002                    1

          Condensed Consolidated Statements of Operations
            (Unaudited) - For the Three Months Ended March 31,
            2003 and 2002 and For the Period from January 27,
            1997 (Date of Inception) through March 31, 2003          2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - For the Three Months Ended March 31,
            2003 and 2002 and for the Period from January 27,
            1997 (Date of Inception) through March 31, 2003          3

          Notes to Condensed Consolidated Financial Statements       4

Item 2    Management's Discussion and Analysis or Plan of            9
          Operation

Item 3    Quantitative and Qualitative Disclosures About Market     10
          Risk

Item 4    Controls and Procedures                                   10


PART II   Other Information

Item 1    Legal Proceedings                                         11

Item 2    Changes in Securities                                     11

Item 3    Defaults upon Senior Securities                           11

Item 4    Submission of Matters to a Vote of Security Holders       11

Item 5    Other Information                                         11

Item 6    Exhibits and Reports on Form 8-K                          11


Signature Pages                                                     12

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                   ORBIS DEVELOPMENT, INC.
                                (A Development Stage Company)
                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         (UNAUDITED)


                                                                March 31,       December 31,
                                                                  2003              2002
----------------------------------------------------------------------------------------------
                          ASSETS
Current Assets:
  Cash                                                        $      8,448      $       6,661
  Restricted cash                                                   19,664             91,286
  Merchant deposits                                                287,671            223,231
  Merchant cash and clearings held at processor                         -             271,808
  Accounts receivable                                              105,984            138,596
  Other current assets                                               4,655              4,150
----------------------------------------------------------------------------------------------
     Total Current Assets                                          426,422            735,732

Equipment and Software, less accumulated depreciation              239,761            256,454
Deposits, net of amortization                                        3,183              1,683
Investments in Securities                                          428,840            428,840
----------------------------------------------------------------------------------------------

Total Assets                                                  $  1,098,206      $   1,422,709
==============================================================================================


          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                            $    252,782      $     188,998
  Accounts payable related party                                        -              20,089
  Accrued expenses                                                  78,144             65,663
  Settlements due to merchants                                      11,235            412,307
  Merchant reserves                                                488,212            358,848
  Other current liabilities                                         13,247             19,340
  Notes payable                                                    345,762            366,585
----------------------------------------------------------------------------------------------
    Total Current Liabilities                                     1,189,382         1,431,830

Deferred Gain (from Royalty Participation Agreement)               250,000            250,000

Notes Payable, net of current portion and
 unamortized discount of $40,942 at  March 31,
 2003 and $66,288 at December 31, 2002                             872,253            853,959
----------------------------------------------------------------------------------------------
    Total Liabilities                                            2,311,635          2,535,789
----------------------------------------------------------------------------------------------

Stockholders' Deficit:
 Preferred stock - 5,000,000 authorized; none issued                   -                   -
 Common stock -- $0.001 par value; authorized
  25,000,000 shares; 5,762,925 and 5,734,625
  shares issued and outstanding at March 31,
  2003 and December 31, 2002, respectively                           5,763              5,735
  Additional paid in capital                                     3,361,060          3,352,598
  Deficit accumulated during development stage                  (4,580,252)        (4,471,413)
----------------------------------------------------------------------------------------------
     Total Stockholders' Deficit                                (1,213,429)        (1,113,080)
----------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                   $  1,098,206      $   1,422,709
==============================================================================================


                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                               ORBIS DEVELOPMENT, INC.
                            (A Development Stage Company)
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                                       For The Period
                                                                      From January 27,
                                             For the Three Months      1997 (Date of
                                               Ended March 31,           Inception)
                                          --------------------------   through March
                                              2003           2002         31, 2003
-------------------------------------------------------------------------------------

Revenue                                   $   117,962      $     -      $    249,149
Cost of revenue                                    -             -            27,587
-------------------------------------------------------------------------------------
Gross Profit                                  117,962            -           221,562

General and administrative expense           (130,284)      (110,335)     (1,970,039)
Impairment of investment in securities             -             -          (842,000)
Gain on sale of investments                        -             -            32,857
Interest expense                              (29,065)       (19,999)       (154,829)
Interest income                                    10            112          81,856
-------------------------------------------------------------------------------------
Loss from Continuing Operations               (41,377)      (130,222)     (2,630,593)
-------------------------------------------------------------------------------------

Discontinued Operations:
  Loss from online casino operations               -             -        (1,390,390)
  Gain on sale of online casino                    -             -           350,000
   operations
  Loss from payment processing
   activities and ATM debit card              (67,462)       (97,648)       (909,269)
   operations
-------------------------------------------------------------------------------------
Loss from Discontinued Operations             (67,462)       (97,648)     (1,949,659)
-------------------------------------------------------------------------------------

  Net Loss                                  $(108,839)     $(227,870)   $ (4,580,252)
======================================================================================

Basic and Diluted Loss Per Share
    Continuing operations                   $   (0.01)     $   (0.02)
    Discontinued operations                 $   (0.01)         (0.02)
-------------------------------------------------------------------------------------

  Net Loss Per Share                        $   (0.02)     $   (0.04)
=====================================================================

Basic and Diluted Weighted-Average
Shares Outstanding                           5,740,031     5,529,200
=====================================================================


                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                                      ORBIS DEVELOPMENT, INC.
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                  For the Period
                                                                                 from January 27,
                                                        For the Three Months       1997 (Date of
                                                           Ended March 31,          Inception)
                                                      -------------------------   through March
                                                                                     31, 2003
                                                         2003           2002
-------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
 Net loss                                             $  (108,839)   $ (227,870)    $ (4,580,252)
 Adjustment to reconcile net loss to net cash
  used by operating activities:
   Stock issued for research and development                   -             -           300,250
    services
   Proceeds from sale of equipment less gain                   -             -             8,409
    realized
   Depreciation and amortization                           16,693         4,948           65,464
   Exercise of options for bonus payment                    8,490           -              8,490
   Amortization of imputed interest                        20,471        14,172          106,758
   Compensation from stock options and restricted              -         10,156          303,727
    stock
   Gain on sale of investments                                 -              -          (32,857)
   Gain on sale of discontinued operations                     -              -         (365,241)
   Provision for impairment of investments in                  -             -           842,000
    securities
   Interest income converted to common stock of                -             -           (36,000)
    investee
   Changes in operating assets and liabilities:
     Restricted cash                                       71,622        (1,111)         (59,572)
     Merchant deposits                                    (64,440)           -          (287,671)
     Cash reserves and amounts held for merchant          271,808            -                 -
      clearings
     Accounts receivable                                   32,612            -          (106,151)
     Other current assets                                    (505)      (13,356)          (4,655)
     Accounts payable and accrued expenses                 56,176        40,219          321,775
     Merchant settlements payable                        (401,072)           -            52,264
     Merchant reserves                                    129,364            -           488,212
     Other current liabilities                             (6,093)           -            13,247
-------------------------------------------------------------------------------------------------
    Net Cash Provided (Used) by Operating Svyoboyord       26,287      (172,842)      (2,961,803)
-------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Issuance of notes receivable - related party                  -             -          (180,000)
 Collections of notes receivable - related party               -             -            78,017
 Investments in securities                                     -             -        (1,255,000)
 Proceeds from sales of investments                            -             -           170,000
 Long-term deposits                                        (1,500)       (1,500)         (23,245)
 Purchase of software and equipment                            -         (2,795)        (193,252)
-------------------------------------------------------------------------------------------------
    Net Cash Flows Used in Investment Activities           (1,500)       (4,295)      (1,403,480)
-------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
 Proceeds from deferred royalty payment                        -             -           250,000
 Proceeds from issuance of common stock                        -             -         3,162,841
 Proceeds from stock options exercised                         -          7,500           42,500
 Redemption of common stock                                    -             -          (402,500)
 Proceeds from borrowings                                      -        174,000        1,481,890
 Payments of borrowings                                   (23,000)                      (161,000)
-------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Financing Activities   (23,000)      181,500        4,373,731
-------------------------------------------------------------------------------------------------


Net Increase in Cash                                        1,787         4,363            8,448
Cash - Beginning of Period                                  6,661         4,423              -
-------------------------------------------------------------------------------------------------
Cash - End of Period                                 $      8,448    $    8,786     $      8,448
=================================================================================================

Supplemental Cash Flow Information
  Cash Paid for Interest                              $     7,759     $     -
================================================================================



                The accompanying notes are an integral part of these
                    condensed consolidated financial statements.

                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The unaudited condensed financial statements of Orbis Development, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on July 21, 2003.
In the opinion of our management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Principles of Consolidation - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Orbis Development, Inc. (Orbis) and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

During October 2001, WWW Global Interamericana, L.T.D.A., a Costa Rican subsidiary corporation of Orbis (Global), entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global would market RSI's services using Global's software technology to casinos and Internet off-track betting (OTB) sites. Through the use of these services, merchants and their customers would be provided the technology to participate in pari-muturl wagering pools and receive racing information at off-track locations.

During 2002, Global contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global began marketing its software to casinos and off-track merchants. Management was notified that due to recent breaches of security, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Global's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global's technology by certain high-volume customers. Software licensing revenue earned resulted from these exceptions. The software licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. Due to a gaming tax audit of RSI in 2003, RSI has stopped the limited use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers has been temporarily halted.

The Company continues to be involved in international credit card operations as a sales agent.

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and has not had a substantial revenue generating activity. The Company has generated $117,962 of


                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


revenue from continuing operations during the three months ended March 31, 2003 and only $249,149 since inception on January 27, 1997. Additionally, it has accumulated losses of $108,839 during the three months ended March 31, 2003 and losses since inception of $4,580,252. During the three months ended March 31, 2003 operating activities provided $26,287 in cash. The Company has used cash in operating activities since inception of $2,961,803. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business and marketing credit card services for others to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation - At March 31, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:



Three Months Ended March 31,                             2003          2002
-------------------------------------------------------------------------------

Net loss, as reported                                 $ (108,839)   $ (227,870)

Deduct:  Total stock-based employee compensation
 expense determined under fair value based
 method for all awards                                   (17,284)     (101,405)
-------------------------------------------------------------------------------

Pro forma net loss                                    $ (126,123)   $ (329,275)
===============================================================================

Basic and diluted loss per common share as reported   $    (0.02)   $    (0.04)
===============================================================================

Basic and diluted loss per common share pro forma     $    (0.02)   $    (0.06)
===============================================================================



Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2003 there were 2,924,421 potentially issuable common shares, comprising 1,145,650 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Investments - The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. There were no indicators of impairment for investments held as of March 31, 2003.

NOTE 2 - ATM DEBIT CARD SERVICES

In June 2002 the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. During the three months ended March 31, 2003 a loss of $67,462 was incurred on revenue of $169,038.

Through March 31, 2003 the Company withheld $488,212 from merchants to cover potential charge backs and other adjustments related to the debit card operations. Of the total amount retained, a processor maintains a $287,671 restricted cash balance that is held to fund the reserve and deposit liabilities and the Company has segregated its cash balances related to the debit card processing operations totaling $19,664 as restricted cash. As of March 31, 2003, the Company owed merchants $11,235 for settlements for debit card processing completed as of March 31, 2003. As of March 31, 2003, the Company's segregated cash designated for merchant reserves and deposits were under funded by approximately $190,000.

NOTE 3 - ROYALTY PARTICIPATION ARRANGEMENT

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

Orbis has contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At December 31, 2002, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software will be required to satisfy obligations for the royalty participation arrangement and the Company expects it may incur additional expenditures ranging from $50,000 to $60,000. Accounts payable and capitalized software at March 31, 2003 includes an estimate of $50,000 payable to the software developer related to this commitment.

Recognition of the $250,000 of revenue from the sale of the software to the participants has been deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form.


                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 4 - NOTES PAYABLE

Short-Term Notes Payable -During the three months ended March 31, 2003 the Company paid $23,000 due on short-term notes.

During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended to August 15, 2003 in accordance with a forebearance agreement dated March 6, 2003 and upon payment total of $9,789, ($2,500 for an extension and documentation fee, accrued interest through February 15, 2003 of $3,157 and a principal payment of $4,132) on April 9, 2003. The Agreement required the Company to make an additional principal payment of $5,000 in May 2003, of which only $2,500 has been paid by the Company.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. As amended on October 1, 2002, the line of credit matures on October 1, 2003. During the three months ended March 31, 2003 the Company did not borrow additional funds against the revolving credit loan. At March 31, 2003, $3,375 was available for borrowing under the revolving credit loan with the balance due on the revolving credit line of $196,625.

Convertible Promissory Notes - At March 31, 2003, a total of 1,458,771 shares of common stock are reserved for possible conversion of the long-term convertible notes payable (60,000 shares for notes convertible at $1.50 per share and 1,398,770 shares for notes convertible at $0.65 per share).

NOTE 5 -- STOCK OPTIONS

Non-Qualified Options - During the three months ended March 31, 2003, the Company granted options for the purchase of 650,000 shares of common stock to four employees. The options had an exercise price of $0.30 per share, which was equal to the fair value of the Company's common stock on the dates granted. These options vested on the date of grant. The fair value of options granted was $81,871, or $0.13 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 2.2% and expected lives of 3.0 years. Additionally, 372,725 options expired during 2003.

Qualified Options - During the three months ended March 31, 2003, options for 28,300 shares were exercised to pay employee bonuses of $8,490. Additionally, 155,000 options expired during 2003. At March 31, 2003, there were 471,050 qualified options available for future grants under the Plan.


At March 31, 2003, there were 1,145,650 options outstanding at price ranges from $0.30 to $2.00 per share with a weighted-average exercise price of $0.87 per share. There were 1,032,150 options exercisable with a weighted-average exercise price of $0.81 per share.


                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - SEGMENT INFORMATION

During the three months ended March 31, 2003, the Company has two reportable segments: licensing its pari-mutuel software and marketing credit card services of international card processors. During the three months ended March 31, 2002, the Company was only involved in licensing its pari-mutuel software. The Company evaluates the performance of each segment based on earnings or loss from operations. Selected segment information for the three months ended March 31, 2003 and 2002 is as follows:


                                                           Marketing Credit
                                               Software          Card
                                              Licensing        Services           Total
-------------------------------------------------------------------------------------------
For the Three Months Ended March 31, 2003:
   Revenue                                    $   75,359     $     42,603      $   117,962
   Loss from continuing operations               (29,500)         (11,877)         (41,377)

For the Three Months Ended March 31, 2002:
   Revenue                                           -                 -                -
   Loss from continuing operations              (130,222)              -          (130,222)



NOTE 7 -- SUBSEQUENT EVENTS

Stock Options - Through July 25, 2003, the Company issued an additional 60,000 options to purchase common stock at $0.30 per share, which was equal to the fair value of the Company's common stock on the dates granted. In addition, options for 27,150 shares were exercised to pay an employee bonus of $8,145.

Also, during July 2003 the Chairman and Chief Executive Officer exercised options to purchase 200,000 shares of common stock at $0.30 per share and applied the amount due for the purchase of these options as a repayment against the revolving credit line, leaving a remaining balance on the revolving credit line of $136,625.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995. Any statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. All forward-looking statements included in this Quarterly Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $249,149 of revenue from operations of its core business activities since inception, $117,962 during the
three months ended March 31, 2003.   Orbis has incurred losses through March 31,
2003 of approximately $4,580,252, $108,839 during the three months ended March 31, 2003. Of the losses incurred to date, $1,949,659 stems from losses incurred by discontinued operations, $67,462 during the three months ended March 31, 2003.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. Management anticipates these proposed agreements and other activities, if completed as currently anticipated, would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management plans to generate sufficient income and cash flow by generating income from the Company's pari-mutuel software licensing business and by marketing credit card services for others sufficient to permit the Company to continue as a going concern. There is no assurance these plans will be realized.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through March 31, 2003 Orbis has generated approximately $4,374,000 in net proceeds from private placement offerings and other financing activities. There were no net proceeds received during the three-month period ended March 31, 2003. From inception through March 31, 2002, Orbis used cash in operating activities of $2,962,000, including $1,950,000 of cash used for discontinued operations. During the three months ended March 31, 2003 operations provided $26,287 of cash. Additionally, since inception, we have used $1,403,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of March 31, 2003, our current assets and current liabilities were $426,000 and $1,187,000, respectively.

Starting in 2000 our management, working with several strategic technology providers, began to focus our principal business activities in two areas. Orbis provides services designed to facilitate pari-mutuel wagering over the Internet and second to provide services as an "independent service organization," whereby we will establish arrangements and relationships to provide credit card processing services for banks and their merchants. Orbis is working towards joint venture interests in e-commerce payment processing business, and it has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits. Although there was a full-scale launch of the pari-mutuel business in


October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis. However, management was notified in the second quarter of 2003, that due to recent breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore the Company's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of the Company's technology by certain high-volume customers. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. Due to a gaming tax audit of RSI in 2003, RSI has stopped the limited use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers has been temporarily halted.

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2003 would stem only from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment.

There can be no assurance Orbis will achieve commercial viability on its anticipated timeline. In that regard, Orbis expects it will need to obtain additional funding to support its operations.

It is possible Orbis will not raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur prior to the date we reach commercial viability. Orbis' inability to obtain any needed additional financing in a timely manner would have a material adverse effect on our company, including possibly requiring us to significantly curtail Orbis' operations.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see "Part I, Item 1 - Business
- "Risk Factors Regarding Our Business and Proposed Services" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.


ITEM 4 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-QSB such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II--OTHER INFORMATION

  ITEM 1 Legal Proceedings

None; not applicable.


  ITEM 2 Changes in Securities

Two employees exercised options to acquire 28,300 shares of common stock during the three months ended March 31, 2003


  ITEM 3 Defaults on Senior Securities

None; not applicable


  ITEM 4 Submission of Matters to a Vote of Security Holders

None; not applicable


  ITEM 5 Other Information

On April 1, 2003 the financial consulting contract with Stover and Associates that had expired on December 31, 2002 on continued on a month to month basis through March 31, 2003 was terminated. On April 30, 2003, Mr. David Stover, the principal of Stover and Associates, resigned from the Board of Orbis Development, Inc.


 ITEM 6 Exhibits and Reports on Form 8-K

(a)  Exhibit 31    CEO and CFO certification

(b)  Exhibit 32    Certification Pursuant to 18  U.S.C. Section 1350,
                    As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act of 2002

(c)  There were no 8-K filings during the quarter ending March 31, 2003.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                     ORBIS DEVELOPMENT, INC.
                     -----------------------


                           Registrant

August 13, 2003      By:   /S/ William G Isetta
---------------         ------------------------
Date                 Vice President, Chief
                     Operating Officer and
                     Acting Chief Financial
                     Officer