Form 10QSB
period 2003-06-30
ORBIS DEVELOPMENT INC
filed 2003-08-14
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                          For the transition periods from
                                 ________to________
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of July 31, 2003.
Common Stock, $.001 par value 5,990,075
(Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
Yes No X
--------



                         ORBIS DEVELOPMENT, INC.
                               FORM 10-QSB
                              JUNE 30, 2003
                                  INDEX
                                                                Page No.
PART I    Financial Information                                 --------

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)  -
          - June 30, 2003 and December 31, 2002                     1

          Condensed Consolidated Statements of Operations
          (Unaudited) - For the Three and Six Months Ended
          June 31, 2003 and 2002 and For the Period from
          January 27, 1997  (Date of Inception) through June
          30,  2003                                                 2

          Condensed Consolidated Statements of Cash Flows
          (Unaudited) - For the Six Months Ended June 30, 2003
          and 2002 and for the Period from January 27, 1997
          (Date of Inception) through June 30, 2003                 3

          Notes to Condensed Consolidated Financial Statements      4

Item 2    Management's Discussion and Analysis or Plan of           9
          Operation

Item 3    Quantitative and Qualitative Disclosures About           10
          Market Risk

Item 4    Controls and Procedures                                  11

PART II   Other Information

Item 1    Legal Proceedings                                        11

Item 2    Changes in Securities                                    11

Item 3    Defaults upon Senior Securities                          11

Item 4    Submission of Matters to a Vote of Security Holders      11

Item 5    Other Information                                        11

Item 6    Exhibits and Reports on Form 8-K                         11

Signature Pages                                                    12

                                        ii


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                         June 30,    December 31,
                                                           2003          2002
---------------------------------------------------------------------------------

                        ASSETS

Current Assets:
  Cash                                                  $   14,150    $     6,661
  Restricted cash                                               54         91,286
  Merchant deposits                                        147,581        223,231
  Merchant cash and clearings held at processor                 -         271,808
  Accounts receivable                                        9,603        138,596
  Other current assets                                       1,150          4,150
---------------------------------------------------------------------------------
       Total Current Assets                                172,538        735,732
---------------------------------------------------------------------------------

Equipment and Software, less accumulated depreciation      223,125        256,454
Deposits, net of amortization                                3,183          1,683
Investments in Securities                                  428,840        428,840
---------------------------------------------------------------------------------

Total Assets                                            $  827,686    $ 1,422,709
=================================================================================

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                      $  204,809    $   188,998
  Accounts payable related party                                 -         20,089
  Accrued expenses                                          74,968         65,663
  Settlements due to merchants                               7,224        412,307
  Merchant reserves                                        340,404        358,848
  Other current liabilities                                 19,889         19,340
  Notes payable                                            341,127        366,585
---------------------------------------------------------------------------------
    Total Current Liabilities                              988,421      1,431,830

Deferred Gain (from Royalty Participation Agreement)      250,000         250,000
Notes Payable, net of current portion and unamortized
 discount of $20,471 at  June 30, 2003 and $66,288 at
 December 31, 2002                                        890,727         853,959
---------------------------------------------------------------------------------
         Total Liabilities                              2,129,148       2,535,789
---------------------------------------------------------------------------------

Stockholders' Deficit:
  Preferred stock - 5,000,000 shares authorized;
   none issued                                                   -              -
  Common stock -- $0.001 par value; 25,000,000 shares
  authorized; 5,790,075 and 5,734,625 shares issued
  and outstanding at June 30, 2003 and December
  31, 2002, respectively                                     5,790          5,735
 Additional paid in capital                              3,369,178      3,352,598
 Deficit accumulated during development stage           (4,676,430)    (4,471,413)
---------------------------------------------------------------------------------
    Total Stockholders' Deficit                         (1,301,462)    (1,113,080)
---------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit            $   827,686    $ 1,422,709
=================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        ORBIS DEVELOPMENT, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                                                        For the Period
                                                                                         From January
                                         For the Three Months      For the Six Months   27, 1997 (Date
                                            Ended June 30,           Ended June 30,      of Inception)
                                        ----------------------------------------------   through June
                                            2003        2002        2003        2002        30, 2003
-------------------------------------------------------------------------------------------------------

Revenue                                  $  50,926   $  12,000    $ 168,888   $  12,000    $   300,075
Cost of revenue                                  -      10,883            -      10,883         27,587
-------------------------------------------------------------------------------------------------------
Gross Profit                                50,926       1,117      168,888       1,117        272,488

General and administrative expense        (117,287)   (310,175)    (247,571)   (420,510)    (2,087,325)
Impairment of investment in securities           -           -            -           -       (842,000)
Gain on sale of investments                      -           -            -           -         32,857
Interest expense                           (30,741)    (23,147)     (59,806)    (43,146)      (185,571)
Interest income                                 22           -           32         112         81,878
-------------------------------------------------------------------------------------------------------

Loss from Continuing Operations            (97,080)   (332,205)    (138,457)   (462,427)    (2,727,673)
-------------------------------------------------------------------------------------------------------

Discontinued Operations:
 Loss from online casino operations              -           -            -           -     (1,390,390)
 Gain on sale of online casino operations        -           -            -           -        350,000
 Profit (loss) from payment
  processingactivities and ATM debit
  card operations                              902     (77,888)     (66,560)   (175,536)      (908,367)
-------------------------------------------------------------------------------------------------------

Profit (Loss) from Discontinued
Operations                                     902     (77,888)     (66,560)   (175,536)    (1,948,757)
-------------------------------------------------------------------------------------------------------

  Net Loss                               $ (96,178)   (410,093)   $(205,017)   (637,963)   $(4,676,430)
========================================================================================================

Basic and Diluted Loss Per Share
  Continuing operations                  $   (0.02)  $   (0.06)   $   (0.02)  $   (0.08)
  Discontinued operations                    (0.00)      (0.01)       (0.01)      (0.03)
----------------------------------------------------------------------------------------
  Net Loss                               $   (0.02)  $   (0.07)   $   (0.03)  $   (0.11)
========================================================================================

Basic and Diluted Weighted-Average
Shares Outstanding                       5,779,215   5,653,100    5,759,750   5,591,400
========================================================================================


The accompanying notes are an integral part of these condensed consolidated financial statements.

                               ORBIS DEVELOPMENT, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                                                     For the
                                                                                   Period from
                                                          For the Six Months       January 27,
                                                             Ended June 30        1997 (Date of
                                                          -------------------      Inception)
                                                                                     through
                                                                                     June 30,
                                                           2003         2002           2003
------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
 Net Loss                                                $(205,017)   $ (637,963)   $(4,676,430)
 Adjustment to reconcile net loss to net cash
   used by operating activities:
  Stock issued for research and development services             -             -        300,250
  Proceeds from sale of equipment less gain realized             -             -          8,409
  Exercise of options for bonus payment                     16,635             -         16,635
  Depreciation and amortization                             33,329        10,081         82,100
  Amortization of imputed interest                          40,942        28,344        127,229
  Compensation from stock options and restricted stock           -        20,312        303,727
  Gain on sale of investments                                    -             -        (32,857)
  Gain on sale of discontinued operations                        -             -       (365,241)
  Provision for impairment of investments in securities          -             -        842,000
  Interest income converted to common stock of investee          -             -        (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                        91,232        (6,309)       (39,962)
     Merchant deposits                                      75,650             -       (147,581)
     Cash reserves and amounts held for merchant
      clearings                                            271,808             -              -
     Accounts receivable                                   128,993             -         (9,770)
     Other current assets                                    3,000       (12,553)        (1,150)
     Accounts payable and accrued expenses                   5,027        26,657        270,626
     Merchant settlements payable                         (405,083)            -         48,253
     Merchant reserves                                     (18,444)            -        340,404
     Other current liabilities                                 549             -         19,889
------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in) Operating Activities       38,621      (571,431)    (2,949,469)
------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
 Issuance of notes receivable - related party                    -             -       (180,000)
 Collections of notes receivable - related party                 -             -         78,017
 Investments in securities                                       -             -     (1,255,000)
 Proceeds from sales of investments                              -             -        170,000
 Long-term deposits                                         (1,500)       (1,500)       (23,245)
 Purchase of software and equipment                              -       (46,780)      (193,252)
------------------------------------------------------------------------------------------------
  Net Cash Flows Used in Investment Activities              (1,500)      (48,280)    (1,403,480)
------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
 Proceeds from deferred royalty payment                          -             -        250,000
 Proceeds from issuance of common stock                          -             -      3,162,841
 Proceeds from stock options exercised                           -       283,331         42,500
 Redemption of common stock                                      -             -      (402,500)
 Proceeds from borrowings                                        -       438,500      1,481,890
 Payments of borrowings                                    (29,632)      (98,000)      (167,632)
------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in) Financing Activities      (29,632)      623,831      4,367,099
------------------------------------------------------------------------------------------------

Net Increase in Cash
                                                             7,489         4,120         14,150
Cash - Beginning of Period                                   6,661         4,423              -
------------------------------------------------------------------------------------------------

Cash - End of Period                                     $  14,150    $    8,543    $    14,150
================================================================================================

Supplemental Cash Flow Information
 Cash Paid for Interest                                  $  19,676    $    1,984
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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Principles of Consolidation - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Orbis Development, Inc. (Orbis) and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

During October 2001, WWW Global Interamericana, L.T.D.A., a Costa Rican subsidiary corporation of Orbis (Global), entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global would market RSI's services using Global's software technology to casinos and Internet off-track betting (OTB) sites. Through the use of these services merchants and their customers would be provided the technology to participate in pari-mutuel wagering pools and receive racing information at off-track locations.

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

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and has not had a


                              ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



substantial revenue generating activity. The Company generated $50,926 and $168,888 of revenue from continuing operations during the three and six month periods ended June 30, 2003, respectively, and $300,075 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $4,676,430 and $96,178 and $205,017 during the three and six months ended June 30, 2003, respectively. Discontinued operations incurred a loss of $66,560 during the six months ended June 30, 2003. The Company has used cash in operating activities since inception of $2,949,469. During the six months ended June 30, 2003 operating activities provided $38,621 in cash. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business and marketing credit card services for others to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.


Stock-Based Compensation - At June 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                For the Three Months             For the Six Months
                                                   Ended June 30,                   Ended June 30,
                                            ---------------------------      --------------------------
Six Months Ended June 30,                      2003            2002             2003           2002
-------------------------------------------------------------------------------------------------------
Net loss, as reported                       $  (96,178)    $ (410,093)     $ (205,017)     $ (637,963)
Deduct:  Total stock-based employee
 compensation expense determined under
 fair value based method for all awards         (8,320)       (92,414)        (25,604)       (193,819)
-------------------------------------------------------------------------------------------------------

Pro forma net loss                          $ (104,498)    $ (502,507)     $ (230,621)     $ (831,782)
=======================================================================================================

Basic and diluted loss per common share
 as reported                                $    (0.03)    $    (0.07)     $    (0.03)     $    (0.11)
=======================================================================================================

Basic and diluted loss per common share
 pro forma                                  $    (0.02)    $    (0.09)     $    (0.04)     $    (0.15)
=======================================================================================================



Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2003 there were 2,637,271 potentially issuable common shares, comprising 1,178,500 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


                              ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Investments - The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. There were no indicators of impairment for investments held as of June 30, 2003.

NOTE 2 - ATM DEBIT CARD SERVICES

In June 2002, the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. During the six months ended June 30, 2003 a loss of $66,560 was incurred on revenue of $169,120.

Through  June  30,  2003  the  Company held $340,404  from  merchants  to  cover potential charge backs and other adjustments related to the debit card operations. Of the total amount retained, a processor maintains a $147,581 restricted cash balance that is held to fund the reserve and deposit liabilities and the Company has segregated its cash balances related to the debit card processing operations totaling $54 as restricted cash. As of June 30, 2003, the Company owed merchants $7,224 for settlements for debit card processing completed as of June 30, 2003. As of June 30, 2003, the Company's segregated cash designated for merchant reserves and deposits were under funded by approximately $200,000.

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

Orbis has contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At December 31, 2002, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software will be required to satisfy obligations for the royalty participation arrangement and the Company expects it may incur additional expenditures ranging from $50,000 to $60,000 over the next four to six months. Accounts payable and capitalized software at June 30, 2003 includes an estimate of $50,000 payable to the software developer related to this commitment.

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


                              ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - NOTES PAYABLE

Short-Term Notes Payable -During the six months ended June 30, 2003 the Company paid $23,000 due on short-term notes.

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

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. As amended on October 1, 2002, the line of credit matures on October 1, 2003. During the six months ended June 30, 2003 the Company did not borrow additional funds against the revolving credit loan. At June 30, 2003, $3,375 was available for borrowing under the revolving credit loan with the balance due on the revolving credit line of $196,625.

Convertible Promissory Notes -At June 30, 2003, a total of 1,458,771 shares of common stock are reserved for possible conversion of the long-term convertible notes payable (60,000 shares for notes convertible at $1.50 per share and 1,398,770 shares for notes convertible at $0.65 per share).

In June 30, 2003 all notes payable were held by officers, directors and their affiliates except $120,000.

NOTE 5 -- STOCK OPTIONS

Non-Qualified Options - During the six months ended June 30, 2003, the Company granted options for the purchase of 650,000 shares of common stock to four employees. The options had an exercise price of $0.30, which was equal to the fair value of the Company's common stock on the dates granted. These options vested on the date of grant. The fair value of options granted was $81,871, or $0.13 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 2.2% and expected lives of 3.0 years. Additionally, 372,725 options expired during 2003.

Qualified Options - During the six months ended June 30, 2003, the Company granted options to an employee to purchase 60,000 shares of common stock at an exercise price of $0.30 per share, which was equal to the fair value of the Company's common stock on the date of grant. The fair value of options granted was $8,442, or $0.14 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 1.8% and expected lives of 3.0 years. Additionally, 155,000 options expired during 2003. At June 30, 2003, there were 411,050 qualified options available for future grants under the Plan.

At June 30, 2003, there were 1,178,500 options outstanding at price ranges from $0.30 to $2.00 per share with a weighted-average exercise price of $0.86 per share. There were 1,058,500 options exercisable with a weighted-average exercise price of $0.85 per share.



                              ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Segment Information - During the three and six months ended June 30, 2003, the Company has two reportable segments: licensing its pari-mutuel software and marketing credit card services of international card processors. During the three and six months ended June 30, 2002, the Company was only involved in licensing its pari-mutual software. The Company evaluates the performance of each segment based on earnings or loss from operations. Selected segment information for the three and six months ended June 30, 2003 and 2002 is as follows:

                                                         Marketing
                                             Software   Credit Card
                                             Licensing    Services      Total
--------------------------------------------------------------------------------

For the Six Months Ended June 30, 2003:
 Revenue                                    $ 102,273     $ 66,615    $ 168,888
 Loss from continuing operations              (84,646)     (53,811)    (138,457)


For the Six Months Ended June 30, 2002:
 Revenue                                       12,000           -        12,000
 Loss from continuing operations             (462,427)          -      (462,427)


NOTE 6 -- SUBSEQUENT EVENTS

Stock Options - During July 2003 the Chairman and Chief Executive Officer exercised options to purchase 200,000 shares of common stock at $0.30 per share and applied the amount due for the purchase of these options as a repayment against the revolving credit line.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995. Any statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. All forward-looking statements included in this Quarterly Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $300,075 of revenue from operations of its core business activities since inception, $50,926 and $168,888 during the three and six month periods ended June 30, 2003. Orbis has incurred losses through June 30, 2003 of $4,676,430, $96,178 and $205,017 during the three and six month periods ended June 30, 2003. Of the losses incurred to date, $1,948,757 stems from losses incurred by discontinued operations, $66,560 during the six months ended June 30, 2003.

Revenue from our pari-mutuel online wagering operations were $75,359 for the three months ended March 31, 2003 and $26,914 for the three months ended June 30, 2003. The decrease in revenue is attributable to the temporary closing of the high volume players operations at our strategic partner and existing hub provider, RSI, until the completion of a gaming tax audit. At the present there is not definitive timetable as to when these activities will commence operating again, therefore future revenue and earnings will continue to be negatively impacted.

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

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2003, Orbis has generated approximately $4,367,000 in net proceeds from private placement offerings and other financing activities. There were no net proceeds received during the six months ended June 30, 2003. From inception through June 30, 2002, Orbis used cash in operating activities of $2,949,000, including $1,949,000 of cash used for discontinued operations. During the six months ended June 30, 2003 operations provided $31,989 of cash. Additionally, since inception, we have used $1,403,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of June 30, 2003, our current assets and current liabilities were $173,000 and $988,000, respectively.


Starting in 2000 our management, working with several strategic technology providers, began to focus our principal business activities in two areas. Orbis provides services designed to facilitate pari-mutuel wagering over the Internet and second to provide services as an "independent service organization," whereby we will establish arrangements and relationships to provide credit card processing services for banks and their merchants. Orbis is working towards joint venture interests in e-commerce payment processing business, and it has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits. Although there was a launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis. However, management of Global was notified in the second quarter of 2003, that due to breaches of security regarding existing technology with one of the major pari-mutuel horse race wagering hubs, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore the Company's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of the Company's technology by certain high-volume customers. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. Due to a gaming tax audit of RSI in 2003, RSI has stopped the limited use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers has been temporarily halted.

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



                           PART II--OTHER INFORMATION


ITEM 1 Legal Proceedings
None; not applicable.


ITEM 2 Changes in Securities
Three employees exercised options to acquire 55,450 shares of common stock during the six months ended June 30, 2003.


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

(c)  There were no 8-K filings during the quarter ending June 30, 2003.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORBIS DEVELOPMENT, INC.

                                   Registrant



 August 14, 2003                      By:  /S/ William G Isetta
 ---------------                         ----------------------
   Date                                  Vice President, Chief
                                         Operating Officer and
                                         Acting Chief Financial
                                         Officer



