Form 10QSB
period 2003-09-30
ORBIS DEVELOPMENT INC
filed 2003-11-12
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition periods from ________to________
                        Commission file number 000-32509

                             ORBIS DEVELOPMENT, INC.
             (Exact name of registrant as specified in its charter)
                    Nevada                     88-0396452
           (State of Incorporation) (IRS Employer Identification No.)

                    P.O. Box 10919, Zephyr Cove, Nevada 89448
                    (Address of principal executive offices)
                        (415) 883-8020 or (775) 588-3726
                     (Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[1] Yes   No X  [2] Yes X No
----------------------------
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of November 10, 2003.

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
                                                                                                  --------
PART I             Financial Information

Item 1             Condensed Consolidated Financial Statements:

                   Condensed Consolidated Balance Sheets (Unaudited)  --
                      September 30, 2003 and December 31, 2002                                       1

                   Condensed Consolidated Statements of Operations (Unaudited) -
                     For the Three and Nine Months Ended September 30, 2003 and
                     2002 and For the Period from January 27, 1997 (Date of
                     Inception) through September 30,
                     2003                                                                            2

                   Condensed Consolidated Statements of Cash Flows (Unaudited) -
                     For the Nine Months Ended September 30, 2003 and 2002 and
                     for the Period from January 27, 1997
                     (Date of Inception) through September 30, 2003                                  3

                   Notes to Condensed Consolidated Financial Statements                              4

Item 2             Management's Discussion and Analysis or Plan of Operation                         9

Item 3             Quantitative and Qualitative Disclosures About Market Risk                        10

Item 4             Controls and Procedures                                                           11

PART II            Other Information

Item 1             Legal Proceedings                                                                 11
Item 2             Changes in Securities                                                             11
Item 3             Defaults upon Senior Securities                                                   11
Item 4             Submission of Matters to a Vote of Security Holders                               11
Item 5             Other Information                                                                 11
Item 6             Exhibits and Reports on Form 8-K                                                  11

Signature Pages                                                                                      12

                                       ii


                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)
                                                                                      September 30,          December 31,
                                                                                           2003                  2002
------------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current Assets:
  Cash                                                                                     $      5,287          $      6,661
  Restricted cash                                                                                   176                91,286
  Merchant deposits                                                                               5,855               223,231
  Merchant cash and clearings held at processor                                                       -               271,808
  Accounts receivable                                                                             8,444               138,596

  Other current assets                                                                                -                 4,150
------------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                        19,762               735,732
------------------------------------------------------------------------------------------------------------------------------
Equipment and Software, less accumulated depreciation                                           206,489               256,454

Deposits, net of amortization                                                                     1,500                 1,683

Investments in Securities                                                                       428,840               428,840
------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                               $    656,591          $  1,422,709
------------------------------------------------------------------------------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                                         $    212,102          $    188,998
  Accounts payable related party                                                                      -                20,089
  Accrued expenses                                                                              100,687                65,663
  Settlements due to merchants                                                                        -               412,307
  Merchant reserves                                                                             159,786               358,848
  Other current liabilities                                                                      19,890                19,340

  Notes payable                                                                                 333,125               366,585
------------------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                   825,590             1,431,830


Deferred Gain (from Royalty Participation Agreement)                                            250,000               250,000

Notes Payable, net of current portion and unamortized discount of
   $0 at  September 30, 2003 and $66,288 at December 31, 2002                                   909,200               853,959
------------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                    1,984,790             2,535,789
------------------------------------------------------------------------------------------------------------------------------
Stockholders' Deficit:

  Preferred stock - 5,000,000 shares authorized; none issued                                          -                     -
  Common stock -- $0.001 par value; 25,000,000 shares authorized; 5,990,075 and
    5,734,625 shares issued and outstanding at September 30,
    2003 and December 31, 2002, respectively                                                      5,990                 5,735
Additional paid in capital                                                                    3,428,977             3,352,598
Deficit accumulated during development stage                                                 (4,763,166)           (4,471,413)
------------------------------------------------------------------------------------------------------------------------------
    Total Stockholders' Deficit                                                              (1,328,199)           (1,113,080)

------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                                $    656,591          $  1,422,709
------------------------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               For The Period From
                                                                                                                 January 27, 1997
                                                                                                                Date of Inception)
                                                 For the Three Months                 For the Nine Months       through September
                                                  Ended September 30,                 Ended September 30,              30,
                                           --------------------------------------------------------------------       2003
                                                2003            2002             2003               2002
--------------------------------------------------------------------------------------------------------------------------------
Revenue                                    $      25,593  $       19,059  $       194,481    $         31,059   $     325.668
Cost of revenue                                        -           7,500                -              18,383          27,587
--------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                      25,593          11,559          194,481              12,676         298,081

General and administrative expense               (85,347)       (185,547)        (332,918)           (606,057)     (2,172,672)
Impairment of investment in securities                 -        (692,000)               -            (692,000)       (842,000)
Gain on sale of investments                            -               -                -                   -          32,857
Interest expense                                 (27,307)       (26,528)          (87,113)            (69,674)       (212,878)
Interest income                                        1             167               33                 279          81,879
--------------------------------------------------------------------------------------------------------------------------------
Loss from Continuing Operations                  (87,060)       (892,349)        (225,517)         (1,354,776)     (2,814,733)
--------------------------------------------------------------------------------------------------------------------------------

Discontinued Operations:
  Loss from online casino operations                   -               -                -                   -      (1,390,390)
  Gain on sale of online casino operations             -               -                -                   -         350,000
  Profit (loss) from payment processing
activities and ATM debit card operations             324       (117,500)          (66,236)           (293,036)       (908,043)
--------------------------------------------------------------------------------------------------------------------------------
Profit (Loss) from Discontinued
    Operations                                       324        (117,500)         (66,236)           (293,036)     (1,948,433)
--------------------------------------------------------------------------------------------------------------------------------
  Net Loss                                 $     (86,736)     (1,009,849) $      (291,753)         (1,647,812)  $  (4,763,166)
--------------------------------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Share
  Continuing operations                    $       (0.01) $        (0.16) $         (0.04)   $          (0.24)
  Discontinued operations                          (0.00)          (0.02)           (0.01)              (0.05)
---------------------------------------------------------------------------------------------------------------
  Net Loss                                 $       (0.01) $        (0.18) $         (0.05)   $          (0.29)
---------------------------------------------------------------------------------------------------------------

Basic and Diluted Weighted-Average Shares
Outstanding                                    5,820,742       5,717,475        5,941,723           5,685,135
---------------------------------------------------------------------------------------------------------------


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                             ORBIS DEVELOPMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                                For the Period
                                                                                                               from January 27,
                                                                                                                1997 (Date of
                                                                            For the Nine Months                   Inception)
                                                                             Ended September 30               through September 30,
                                                                ---------------------------------------------
                                                                         2003                   2002                  2003
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                                                            $   (291,753)         $  (1,647,812)        $  (4,763,166)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                           -                      -               300,250
  Proceeds from sale of equipment less gain realized                           -                      -                 8,409
  Exercise of options for bonus payment                                   16,635                      -                16,635
  Exercise of options for note payment                                    60,000                                       60,000
  Depreciation and amortization                                           49,965                 18,813                98,736
  Amortization of imputed interest                                        61,412                 42,516               147,699
  Compensation from stock options and restricted stock                         -                 30,468               303,727
  Gain on sale of investments                                                  -                      -               (32,857)
  Gain on sale of discontinued operations                                      -                      -              (365,241)
  Provision for impairment of investments in securities                        -                692,000               842,000
  Deferred proceeds from royalty participation                                 -                250,000                     -
  Interest income converted to common stock of investee                        -                      -               (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                      91,110                 (4,322)                 (176)
     Merchant deposits                                                   271,376               (251,896)               (5,855)
     Cash reserves and amounts held for
       merchant clearings                                                271,808                125,518                     -
     Accounts receivable                                                 130,152                      -                (8,444)
     Other current assets                                                  4,150                (41,468)                    -
     Accounts payable and accrued expenses                                38,039                144,238               304,592
     Merchant settlements payable                                       (412,307)               269,765                     -
     Merchant reserves                                                  (199,062)                     -               159,786
     Other current liabilities                                               550                      -                19,890
------------------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in) Operating Activities                     38,075               (372,180)           (2,950,015)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                                   -                      -              (180,000)
Collections of notes receivable - related party                                -                      -                78,017
Investments in securities                                                      -                      -            (1,255,000)
Proceeds from sales of investments                                             -                      -               170,000
Long-term deposits                                                           183                 (1,500)              (21,562)
Purchase of software and equipment                                             -               (234,035)             (193,252)
------------------------------------------------------------------------------------------------------------------------------------
  Net Cash Flows Used in Investment Activities                               183               (235,535)           (1,401,797)
------------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                         -                      -               250,000
Proceeds from issuance of common stock                                         -                      -             3,162,841
Proceeds from stock options exercised                                          -                283,331                42,500
Redemption of common stock                                                     -                      -              (402,500)
Proceeds from borrowings                                                  50,000                515,757             1,531,890
Payments of borrowings                                                   (89,632)              (101,000)             (227,632)
------------------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Financing Activities                  (39,632)               698,088             4,357,099
------------------------------------------------------------------------------------------------------------------------------------
Net Increase in Cash                                                      (1,374)                90,373                 5,287
Cash - Beginning of Period                                                 6,661                  4,423                     -
------------------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                $      5,287          $      94,796         $       5,287
------------------------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these condensed consolidated financial statements.



------------------------------------------------------------------------------------------------------------------------------------
Supplemental Cash Flow Information
    Cash Paid for Interest                                          $     19,676          $       1,984
-----------------------------------------------------------------------------------------------------------



NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The unaudited condensed financial statements of Orbis Development, Inc. and subsidiaries have been prepared by management. These financial statements have not been reviewed by a Certified Public Accounting firm. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on July 21, 2003.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Principles of Consolidation -- The accompanying interim condensed consolidated financial statements include the accounts and transactions of Orbis Development, Inc. (Orbis) and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

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

During 2002, Global contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global began marketing its software to casinos and off-track merchants. Management was notified that due to recent breaches of security, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Global's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global's technology by certain high-volume customers. Software licensing revenue earned resulted from these exceptions. The software licensing fees were computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. Due to an audit by the State of North Dakota of RSI in April 2003, RSI has been placed in receivership and stopped the use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers has been halted. IN August 2003 the Company exercised it rights under the contract to terminate its contract with RSI.

The Company continues to be involved in international credit card operations as a sales agent.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and has not had a substantial revenue generating activity. The Company generated $25,593 and $194,481 of revenue from continuing operations during the three and nine month periods ended September 30, 2003, respectively, and $325,668 since inception of its continuing operations. The Company is presently only earning revenue as a sales agent for international credit card operations. Additionally, it has accumulated losses since inception of $4,763,166 and $86,736 and $291,753 during the three and nine months ended September 30, 2003, respectively. Discontinued operations incurred a loss of $66,236 during the nine months ended September 30, 2003. The Company has used cash in operating activities since inception of $2,950,015. During the nine months ended September 30, 2003 operating activities provided $38,075 in cash. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations.
Management's plans include generating income from the Company's pari-mutuel software licensing business and marketing credit card services for others to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- At September 30, 2003, the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                          For the Three Months                 For the Nine Months
                                                              Ended Sep. 30,                       Ended Sep. 30,
                                                         2003              2002               2003              2002
                                                       ----------------------------------------------------------------------
Net loss, as reported                                     $ (86,736)       $ (1,009,849)      $ (291,753)       $ (1,647,812)
Deduct: Total stock based employee compensation
   expense determined under fair value based
   method for all awards                                     (4,076)            (75,437)         (29,680)           (269,356)
                                                       ----------------------------------------------------------------------

Pro forma net loss                                        $ (90,812)       $ (1,085,286)      $ (321,433)       $ (1,917,168)
                                                       ======================================================================

Basic and diluted loss per common share as reported         $ (0.01)            $ (0.18)         $ (0.05)            $ (0.29)
                                                       ======================================================================

Basic and diluted loss per common share pro forma           $ (0.02)            $ (0.19)         $ (0.05)            $ (0.34)
                                                       ======================================================================


         The accompanying notes are an integral part of these condensed consolidated financial statements.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2003 there were 2,437,271 potentially issuable common shares, comprising 978,500 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


Investments - The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. There were no indicators of impairment for investments held as of September 30, 2003.

NOTE 2 - ATM DEBIT CARD SERVICES

In June 2002 the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. During the nine months ended September 30, 2003 a loss of $66,236 was incurred on revenue of $169,120.

Through September 30, 2003 the Company held $159,786 from merchants to cover potential charge backs and other adjustments related to the debit card operations. Of the total amount retained, a processor maintains a $5,855 restricted cash balance that is held to fund the reserve and deposit liabilities and the Company has segregated its cash balances related to the debit card processing operations totaling $176 as restricted cash. As of September 30, 2003, the Company's segregated cash designated for merchant reserves and deposits were under funded by approximately $155,000.

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

Orbis has contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At September 30, 2003, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software will be required to satisfy obligations for the royalty participation arrangement and the Company expects it may incur additional expenditures ranging from $50,000 to $60,000 over the next four to six months. Accounts payable and capitalized software at September 30, 2003 includes an estimate of $50,000 payable to the software developer related to this commitment.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

Recognition of the $250,000 of revenue from the sale of the software to the participants has been deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form.

NOTE 4 - NOTES PAYABLE

Short-Term Notes Payable -During the nine months ended September 30, 2003 the Company paid $29,632 due on short-term notes.

During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended to August 15, 2003 in accordance with a forebearance agreement dated March 6, 2003 and upon payment total of $9,789, ($2,500 for an extension and documentation fee, accrued interest through February 15, 2003 of $3,157 and a principal payment of $4,132) on April 9, 2003. The Agreement required the Company to make an additional principal payment of $5,000 in May 2003, of which only $2,500 has been paid by the Company. As of September 30, 2003 the Company is in default on the payment of this note.

During the quarter ended September 30, 2003 the Company borrowed $5,000 from an officer of the Company in exchange for a promissory note.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. As amended on October 1, 2002, the line of credit matures on October 1, 2003. During the nine months ended September 30, 2003 the Company borrowed $45,000 of additional funds against the revolving credit loan. During July 2003 the Chairman and Chief Executive Officer exercised options to purchase 200,000 shares of common stock at $0.30 per share and applied the amount due for the purchase of these options as a repayment against the revolving credit line. At September 30, 2003, borrowing under the revolving credit loan was $181,625.

Convertible Promissory Notes --At September 30, 2003, a total of 1,458,771 shares of common stock are reserved for possible conversion of the long-term convertible notes payable (60,000 shares for notes convertible at $1.50 per share and 1,398,770 shares for notes convertible at $0.65 per share).

At September 30, 2003, all notes payable were held by officers, directors and their affiliates except $120,000. NOTE 5 -- STOCK OPTIONS Non-Qualified Options
- During the nine months ended June 30, 2003, the Company granted options for the purchase of 650,000 shares of common stock to four employees. The options had an exercise price of $0.30, which was equal to the fair value of the Company's common stock on the dates granted. These options vested on the date of grant. The fair value of options granted was $81,871, or $0.13 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 2.2% and expected lives of 3.0 years. Additionally, 527,725 options expired during 2003.

Qualified Options - During the nine months ended September 30, 2003, the Company granted options to an employee to purchase 60,000 shares of common stock at an exercise price of $0.30 per share, which was equal to the fair value of the Company's common stock on the date of grant. The fair value of options granted was $8,442, or $0.14 per share, and was estimated on the date of grant using the Black-Scholes

         The accompanying notes are an integral part of these condensed consolidated financial statements.

option-pricing model with the following weighted-average assumptions: dividend yield of 0%, expected volatility of 95%, risk-free interest rate of 1.8% and expected lives of 3.0 years. Additionally, 155,000 options expired during 2003. At September 30, 2003, there were 411,050 qualified options available for future grants under the Plan.

At September 30, 2003, there were 978,500 options outstanding at price ranges from $0.30 to $2.00 per share with a weighted-average exercise price of $0.97 per share. There were 890,500 options exercisable with a weighted-average exercise price of $0.95 per share.

Segment Information - During the three and nine months ended September 30, 2003, the Company has two reportable segments: licensing its pari-mutuel software and marketing credit card services of international card processors. During the three and nine months ended September 30, 2002, the Company was only involved in licensing its pari-mutual software. The Company evaluates the performance of each segment based on earnings or loss from operations. Selected segment information for the three and nine months ended September 30, 2003 and 2002 is as follows:


                                                                       Marketing Credit
                                                Software Licensing           Card
                                                                           Services           Total
                                               -------------------------------------------------------------


For the Nine Months Ended Sept. 30, 2003:
     Revenue                                           $102,273             $92,208           $194,481
     Loss from continuing operations                   (118,595)           (106,922)          (225,517)


For the Six Months Ended Sept. 30, 2002:
     Revenue                                             31,059                   -             31,059
     Loss from continuing operations                 (1,354,776)                  -         (1,354,776)


NOTE 6 -- SUBSEQUENT EVENTS

Convertible Notes - On October 20, 2003 the Board of Directors passed a resolution to offer all holders of unsecured convertible notes as of October 1, 2003 new secured convertible notes with the following conditions: (1) In exchange for the unsecured convertible notes, new secured notes will be issued with principal balances equal to the sum of the principal balance of the unsecured note plus interest at 10% per annum through December 31, 2004, (2) The new secured notes will be due and payable on December 31, 2004. (3) Prior to maturity the secured notes can be converted into common stock of Orbis Development, Inc. at $0.12 per share, and (4) All of the new notes will be secured by the Pari-mutuel software and hardware of the Company. To date all note holders except the holders of one $30,000 and one $60,000 note have agreed in principal to the proposed terms. The holder of the $30,000 note which was due on October 1, 2003, and the holder of the $60,000 note which was due on November 8, 2003 have declared the Company in default. The Company is in default on the revolving line of credit, which was due October 1, 2003 for $181,625 plus accrued interest. All other notes are due on December 31, 2003

         The accompanying notes are an integral part of these condensed consolidated financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995. Any statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. All forward-looking statements included in this Quarterly Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $325,668 of revenue from operations of its core business activities since inception, $25,593 and $194,481 during the three and nine month periods ended September 30, 2003. Orbis has incurred losses through September 30, 2003 of $4,763,166, $86,736 and $291,753 during the three and nine month periods ended September 30, 2003. Of the losses incurred to date, $1,948,433 stems from losses incurred by discontinued operations, $66,236 during the nine months ended September 30, 2003.

Revenue from our pari-mutuel online wagering operations were $0 for the three months ended September 30, 2003 and $102,273 for the nine months ended September 30, 2003. The decrease in revenue was attributable to the closing of the high volume players operations at our former strategic partner and hub provider, RSI. RSI has been placed in receivership and stopped the use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers has been halted. The Company has exercised it rights under the contract to terminate its contract with RSI.

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

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2003, Orbis has generated approximately $4,412,000 in

         The accompanying notes are an integral part of these condensed consolidated financial statements.

net proceeds from private placement offerings and other financing activities. The borrowed $45,000 against its line of credit during the nine months ended September 30, 2003. From inception through September 30, 2002, Orbis used cash in operating activities of $2,950,000, including $1,949,000 of cash used for discontinued operations. During the nine months ended September 30, 2003 operations provided $38,075 of cash. Additionally, since inception, we have used $1,402,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of September 30, 2003, our current assets and current liabilities were $20,000 and $826,000, respectively.

Starting in 2000 our management, working with several strategic technology providers, began to focus our principal business activities in two areas. Orbis provides services designed to facilitate pari-mutuel wagering over the Internet and second to provide services as an "independent service organization," whereby we will establish arrangements and relationships to provide credit card processing services for banks and their merchants. Orbis is working towards joint venture interests in e-commerce payment processing business, and it has invested in strategic partners and other entities that provide products and services that relate to, support, or are compatible with our other business pursuits. Although there was a launch of the pari-mutuel business in October
2002, there is no assurance we will be able to conduct the business on a commercially feasible basis. However, management of Global was notified in the second quarter of 2003, that due to breaches of security regarding existing technology with one of the major pari-mutuel horse race wagering hubs, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore the Company's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of the Company's technology by certain high-volume customers. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. Due to the appointment of a receiver by the State of North Dakota of the RSI operations in April 2003, RSI has stopped the use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers was halted. RSI has been placed in receivership and stopped the limited use of Global's technology by high-volume customers; therefore the Company's ability to receive software licensing fees from high volume customers has been halted. In August 2003, the Company has exercised it rights under the contract to terminate its contract with RSI.

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

For a description of the Company's market risks, see "Part I, Item 1 -- Business
- "Risk Factors Regarding Our Business and Proposed Services" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

                           PART II--OTHER INFORMATION

ITEM 1 Legal Proceedings
None; not applicable.

ITEM 2 Changes in Securities
Four employees exercised options to acquire 255,450 shares of common stock during the nine months ended September 30, 2003. ITEM 3 Defaults on Senior Securities None; not applicable

ITEM 4 Submission of Matters to a Vote of Security Holders
None; not applicable

ITEM 5 Other Information The Company is in default on a note payable to Big Water Technologies in the amount of $56,500 which was due on August 15, 2003. The Company is also in default on convertible notes in the amounts of $30,000 and $60,000 which were due on October 1, 2003 and November 8, 2003 respectively. The Company is in default on the revolving line of credit which was due October 1, 2003 for $181,625 plus accrued interest.

ITEM 6 Exhibits and Reports on Form 8-K
(a)  Exhibit 31        CEO and CFO certification

(b)  Exhibit 32        Certification Pursuant to 18
                       U.S.C. Section 1350, As Adopted Pursuant To
                       Section 906 Of The Sarbanes-Oxley Act of 2002

(c)  There were no 8-K filings during the quarter ending September 30, 2003.

         The accompanying notes are an integral part of these condensed consolidated financial statements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                       Registrant

 Noveber 10, 2003                      By:  /S/ William G Isetta
 ----------------                           ----------------------
    Date                                    Vice President, Chief
                                            Operating Officer and
                                            Acting Chief Financial
                                            Officer
--------------------------------------------------------------------------------

         The accompanying notes are an integral part of these condensed consolidated financial statements.