Form 10KSB
period 2003-12-31
ORBIS DEVELOPMENT INC
filed 2005-09-21
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                             ORBIS DEVELOPMENT, INC.
                             -----------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            NEVADA                        000-32509              88-0396452
            ------                        ---------              ----------
(State or other jurisdiction of   (Commission file number)    (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                             91 PACHECO CREEK DRIVE
                                NOVATO, CA. 94949
                                -----------------
          (Address of Principal Executive Offices, including Zip Code)

                                 (415) 302-8621
                                 --------------
                           Issuer's telephone number)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
           -----------------------------------------------------------
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          COMMON STOCK $0.001 PAR VALUE
                          -----------------------------
                                (TITLE OF CLASS)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [x] No

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the Common Stock held by non-affiliates of the issuer based upon the closing sale price of the Common Stock on September 15, 2005 was approximately $1,248,000.

The number of shares Common Stock outstanding as of September15, 2005 was 24,997,300

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

                                     PART I

ITEM 1. BUSINESS

ORBIS DEVELOPMENT, INC., (the "Company," "Orbis," "we" or "us") formerly known as CyberGames International, Inc. and MasterCoin, Inc. was incorporated on January 27, 1997 in the State of Nevada. Orbis is a development stage company that has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers and its efforts to market credit card services of international credit card processors to merchants. Orbis discontinued and sold or abandoned each of these previous operations.

Following a full-scale launch of its core pari-mutuel product and the disposition of its domestic payment processing activities in the fourth quarter of 2002, the discontinuance of its international payments processing activities in February 2003, the termination of all income producing activities with Racing Services de Mexico (RSI) due to RSI's closure due to various issues with state and federal taxing authorities during the second quarter of 2003 , and the discontinuance of its operations as an international sales agent for credit card processing during the first quarter of 2004, Orbis intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet. Orbis presently has two royalty agreements with start-up companies to use its pari-mutuel software. Neither of these agreements are presently generating any revenue. Although there was a full-scale launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis. During 2005 our management initiated plans to focus our principal business activities on pari-mutuel activities.

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

Due to an audit by the State of North Dakota and investigation by the U.S. Attorney's office in April 2003, RSI has been placed in receivership and stopped the use of our pari-mutuel software; therefore the Company's ability to receive software licensing fees from pari-mutuel customers has ceased. In August 2003 the Company exercised it rights under the contract to terminate its contract with RSI.

During the first quarter of 2004, we discontinued our operations as an independent credit card services organization.

Our offices are located at 91 Pacheco Creek Drive, Novato, California 94949, and our telephone number is (415) 302-8621.


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

During 2001 we completed negotiations with Racing Services, Inc. (RSI), a U.S. company with headquarters in Fargo ND, concerning the deployment of our online pari-mutuel wagering support services. RSI has established relationships with, and facilitates pari-mutuel betting for over 70 horse and dog racing tracks throughout the United States. It also operates in Mexico, Central America and South America through a wholly owned subsidiary, Racing Services de Mexico, S.A. de C.V (RSI-MEX). Under the agreement with RSI-MEX, Global Limited would, in exchange for a fee, provide customer service and facilitate arrangements between our licensed software online international off-track betting parlors and RSI-MEX. Through the Global Pari-mutuel Network, customers of online international off-track betting operations would be provided access to pari-mutuel pools, real-time odds, scratches, daily results lines, daily race programs, past performance programs data, and other handicapping data and information concerning available pools.

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

Currently, certain online international off-track betting parlors permit their customers to bet on horse races taking place within the United States. However, their customers are not included in the general pari-mutuel pool created for the races, and they do not normally have access to pari-mutuel pools that result from the betting decisions of other participants.

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

COMPETITION

ORBIS ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES: We are aware of potential competition from U Bet and TVG.

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

EMPLOYEES

As of September 15, 2005 we employed two employees, both of whom were part-time. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

RISK FACTORS REGARDING OUR BUSINESS AND PROPOSED SERVICES

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR PERFORMANCE AND/OR ASSESS OUR FUTURE PROSPECTS. We were initially incorporated in January 1997. From January 1997 to October 1998, our business operations primarily consisted of efforts to develop and market online casino services. We discontinued efforts to develop online casino services in June 1998. In August 1999, we completed the MasterCoin acquisition, which was subsequently rescinded. From 2004 to the date of this report, we have focused on our current core business strategies on our pari-mutuel business opportunities. We sold the operations of our domestic payment process operations in November 2002, and discontinued our debit card program which was part of our international payment process operations in February 2003, terminated of all income producing activities with Racing Services de Mexico (RSI) due to RSI's closure due to various issues with state and federal taxing authorities during the second quarter of 2003 , and discontinued our operations as an international sales agent for credit card processing during the first quarter of 2004,. As a result, there is a very limited operating history upon which an evaluation of the Company can be based. The Company's future prospects are subject to risks and uncertainties that are generally encountered by most development stage companies in new and rapidly evolving markets. These risks include:

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 9,395,842 (approximately 38%) of our outstanding common stock as of September 15, 2004. Additionally, three other principal shareholders control 47.8% of our outstanding common stock as of September 15, 2005. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of Orbis, and this may have a material adverse effect on the trading price of our common stock.

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

WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of August 26, 2005, 24,997,300 shares of our common stock were issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We maintain an executive office in Novato, California. Our lease arrangements for such office are informal and terminable at any time.

ITEM 3 -- LEGAL PROCEEDINGS

On June 20, 2005 the Company entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum total third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

In addition, the Company has pledged all of its shares of CardSystems and Big Water as security against this settlement.

Mr. Egide, Mr. Isetta and Mr. Richardson personally guaranteed, jointly and severally, the payment of the first and second payments. In June 2005, Mr. Egide loaned the Company $37,500 and Mr. Isetta loaned the Company $7,500 to make the first scheduled payment.

In addition, Mr. Egide has pledged 3007 shares of CardSystems stock and 452,500 shares of Big Water stock as additional security pursuant to the settlement agreement.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders during the last quarter of the year covered by this report.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

Transactions in our common stock are currently reported in the United States under the symbol "ORBD" on the "Pink Sheets", a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2002 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

           QUARTER ENDED                        LOW               HIGH
           -------------                        ---               ----
     Quarter ended March 2002                  $1.01             $2.40
     Quarter ended June 2002                    1.20              2.80
     Quarter ended September 2002               0.35              1.38
     Quarter ended December 2002                0.10              0.60

     Quarter ended March 2003                  $0.17             $0.40
     Quarter ended June 2003                    0.15              0.25
     Quarter ended September 2003               0.10              0.20
     Quarter ended December 2003                0.07              0.15

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of September 15, 2005 the number of shares of common stock outstanding was 24,997,300. As of that date, there were approximately 129 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of September15, 2005, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have been a development stage company since our organization in January 1997. To date, we have only produced $233,460 of revenue from operations from our current business activities, and have incurred losses through December 31, 2003 of approximately $5,569,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with efforts to develop and market online casino services, which efforts were abandon in June 1998. We incurred a loss of approximately $763,000 from our payment processing activities, which were sold in the fourth quarter of 2002. Further we incurred losses of approximately $20,000 from our ATM debit card business which was discontinued in February 2003.

The operating losses we have incurred, including approximately $1,098,000 in 2003, $1,780,000 in 2002 and approximately $5,569,000 since inception of the business, and negative cash flows from operating activities during the development stage, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations. We only recently began to generate income from our continuing operations and anticipate these ongoing operations will permit us to generate sufficient revenue and cash flow to continue as a going concern.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). From inception through December 31, 2003, we have generated $4,532,000 in net proceeds from private placement offerings and other financing activities, including $135,400 generated from such activities for the year ended December 31, 2003. From inception through December 31, 2003, we used cash in operating activities of $3,180,000 including $1,040,000 of cash used for the casino operations we discontinued in 1998, $763,000 of cash used for payment processing activities we sold in 2002 and $20,000 of cash used for ATM debit card processing we discontinued in February 2003. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in equity securities primarily of strategic partners. As of December 31, 2003, our current assets and current liabilities were $6,800 and $1,105,700, respectively.

Starting in 2005 our management began to focus our principal business activities in only one area. We intend to provide services that facilitate online pari-mutuel wagering. During the second quarter of 2002, we began a process that facilitates pari-mutuel wagering over the Internet.

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

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings from our Chairman and sales of investments will be sufficient to support our operations through the 2005. However, it is possible we will not be able to maintain our core services through 2005 or that we will not raise sufficient additional funds from asset sales and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. In that regard, we currently are working to obtain additional funding from several sources, including the sale of other non-strategic investments and other sources for borrowings. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and report of independent auditors are filed as a separate part of this report on pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Information regarding the directors and executive officers of Orbis as of the date of this report are set forth below:

     NAME                   AGE                    POSITION
     ----                   ---                    --------
James A. Egide              71         Director and Chairman of the Board

William G. Isetta           60         Director and Chief Operating Officer

Gerald P. Richardson        59         Director

Michael D. Bard             58         Director and Principal Accounting Officer

Andrew Broughton            36         Director

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

MICHAEL D. BARD has served as a director and principal accounting officer of Orbis since June 2005. Mr. Bard served as a financial consultant to several credit card processing companies since 2002 including Orbis Development. From 1996 to 2001 Mr. Bard served as the Controller for Digital Courier Technologies, Inc., an Internet payment processor. From 1971 to 1996 Mr. Bard served as Controller for various publicly traded and private government services firms, principally with CACI, Inc., a publicly traded company, from 1976 to 1991 as Senior Vice President and Controller. Mr. Bard is a Certified Public Accountant.

ANDREW BROUGHTON has served as a director of Orbis since March 2004. Mr. Broughton has been a top producing mortgage broker in Marin and San Francisco for the last twelve years and is currently an owner of Cornerstone Mortgage Capital in San Rafael, CA. Mr. Broughton graduated from the University of Southern California in 1991 with a B.S. in Urban Planning and Development.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Orbis has not named a Chief Executive Officer and to date it has not found it necessary to designate any individual as chief executive primarily because it remains in the development stage and has not yet generated revenues from any operating activity. For the each of the three years in the period ending December 31, 2003, Mr. James A. Egide served as Chairman of the Board and, solely for purposes of presentation in this table, is the only person who could be designated as having served in a capacity similar to the chief executive. During this period, Mr. Egide received no salary, bonus or other compensation for his service. The following table sets forth, for the three years ended December 31, 2003, the compensation for services to Orbis during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2003 annual salary and bonus exceeded $100,000.


                  Annual Compensation                                             Long-term Compensation
                  -------------------                                             ----------------------
                                                                             Awards                   Payouts
                                                                             ------                   -------

Name and                                        Other Annual      Restricted      Securities       LTIP         All Other
Principal             Salary        Bonus       Compensation     Stock Awards     Underlying      Payouts      Compensation
 Postion     Year       ($)          ($)            ($)               ($)          Options          ($)            ($)
---------    ----       ---          ---            ---               ---          -------          ---            ---
James A.     2003                                                                  250,000
Egide        2002                                                                        0
Chairman     2001                                                                   70,000


William G.   2003    $120,000                                                      150,000
Isetta       2002    $120,000                                                       34,300
COO          2001    $110,000                                                       35,000



OPTION GRANTS IN LAST FISCAL YEAR

The following table details the individual options to acquire shares of our common stock that Orbis granted to its executive officers during the fiscal year ended December 31, 2003.

                                     Percentage of Total Options
                                    Granted To Employees in Fiscal
     Name          Options Granted             Year                 Exercise Price    Expiration Date
     ----          ---------------             ----                 --------------    ---------------

James A. Egide         250,000                 35.2%                     $0.30            2/7/08

William G. Isetta      150,000                 21.1%                     $0.30            2/7/08



AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

The following table sets forth the aggregate value of unexercised options to acquire shares of common stock granted by Orbis and held by its executive officers on December 31, 2003. It also summarizes the value realized upon the exercise of options during the fiscal year ended December 31, 2003. For purposes of the following table, the fair market value of a share of common stock on
December 31, 2003, as quoted on December 31, 2003 the last day of our most recent fiscal year, was $0.09.
                                                   Number of Unexercised Options at   Value of Unexercised In-The-Money
                 Shares Acquired                              FY End 2003                 Options at FY End 2003 ($)
     Name          on Exercise      Value Realized   Exercisable/Unexercisable(1)        Exercisable/Unexercisable(2)
     ----          -----------      --------------   ----------------------------        ----------------------------

James A. Egide         -0-               -0-                508,000/12,000                        $-0-/$-0-

William G. Isetta    17,150             $5,145                 360,000/0                          $-0-/$-0-

(1) Includes shares of common stock subject to options exercisable within 60 days of December 31, 2003.

(2) Calculated based on the difference between the exercise price and the quoted price of a share of common stock on December 31, 2003.

(3) All options were subsequently terminated by the Board of Directors in June
2005.


DIRECTORS COMPENSATION

Currently, we do not compensate non-employee directors. We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests. All directors are eligible to participate in the Company's 2000 Stock Option Plan.

On August 3, 2001, the Company granted Mr. Richardson an option to acquire 35,000 shares of common stock with an option price of $2.00 per share. This option becomes exercisable as to 11,000 shares on February 1, 2002 and 12,000 shares each on February 1, 2003 and 2004, and it expires 5 years after the date of grant. On February 5, 2003, the Company granted Mr. Richardson an option to acquire 100,000 shares of common stock with an exercise price of $0.30 per share. This option became exercisable immediately and expires 5 years after the date of the grant. On May 8, 2003, the Company granted Mr. Bard an option to acquire 60,000 shares of common stock with an option price of $0.30 per share. This option becomes exercisable as to 20,000 shares on August 8, 2003, 20,000 shares on August 8, 2004 and 20,000 shares on August 8, 2005, and it expires 5 years after the date of grant.

All options were subsequently terminated by the Board of Directors in June 2005.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

The Company has not entered into any employment agreements or change of control agreements with its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT PRINCIPAL SHAREHOLDERS

The following table sets forth information as of September 15, 2005 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange
Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                    Beneficial Ownership as of August 26, 2006
Name and Address                   ---------------------------------------------
of Beneficial Owner(1)             Number of Shares (2)   Percentage of Class(3)
---------------------------------  --------------------   ----------------------
     Heritage Limited
     P.O. Box 1823
     Basseterre, St. Kitts BWI       5,866,211      (4)           23.46%

     AMEJ Foundation                 4,122,786      (5)           16.49%
     42 Digital Drive
     Novato, CA 94949

     C. R. Fedrick                   1,958,072                     7.83%
     P.O. Box 688
     Novato, CA 94949


Directors and Executive Officers
--------------------------------

     James A. Egide                  5,554,572      (6)           22.22%

     Andrew Broughton                2,073,307                     8.29%

     William G. Isetta               1,392,963      (7)            5.57%

     Michael D. Bard                   350,000                     1.40%

     Gerald P. Richardson               25,000                     0.10%

     All offices and directors
     as a Group (5 persons)          9,395,842                    37.49%

(1) The business address of each of the directors and executive officers is P.O. Box 11927, Zephyr Cove, NV 89448.

(2) As of September 15, 2005, there were no outstanding options, warrants or other rights to acquire shares of Common Stock.

(3) The percentage indicated represents the number of shares of Common Stock divided by 24, 997,300, which is the number of shares of Common Stock issued and outstanding as of September 15, 2005.

(4) Heritage Limited is a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares.

(5) The AMEJ Foundation is a non-profit foundation established by Mr. Egide on behalf of his deceased daughter. Mr. Egide serves as a director of the foundation and, although he participates in decisions regarding the voting and disposition of shares of Common Stock owned by the foundation, he disclaims and beneficial interest in such shares.

(6) Includes 87,500 shares of Common Stock owned directly by Mr. Egide's wife and 45,000 shares of Common Stock held in trust for Mr. Egide's grandchildren. Excludes 5,866,211 shares of Common Stock held by Heritage Limited and 4,122,786 shares of Common Stock owned by AMEJ Foundation identified in footnotes 4 and 5 above.

(7) Includes 800 shares held by controlled trusts for the benefit of Mr. Isetta's minor children.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001 we sold two investments to Mr. James A. Egide, the Chairman of the Board of Directors, realizing cash proceeds of $170,000 from the sales. One investment, involving units in a technology real estate venture that we purchased in 2000 for $120,000, was sold at our cost resulting in no gain or loss to the Company. The second investment, which involves common stock of a private company, was sold for $50,000, and we realized a gain of $32,857 for the sale of 28-1/2% of our interest. During 2003, the Company sold one of its investments for cash of $50,000 to its Chairman, this transfer resulted in a contribution to additional paid in capital of $50,000.

As part of a private placement of convertible notes approved by the Company's Board of Directors Mr. James A. Egide purchased a Convertible Note from the Company with a face amount of $201,280. The note is convertible into 134,186 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 949,743 shares of Common Stock at $0.07 per share to Mr. Egide to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $160,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 1,371,429 shares of the its Common Stock at $0.07 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $80,000 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company.

As part of the same private placement, the Heritage Trust, a holder of more than 5% of our Common Stock, purchased a Convertible Note from the Company with a face amount of $281,120. The note is convertible into 187,414 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 1,304,543 shares of Common Stock at $0.07 per share to Heritage Trust to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $225,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 1,928,572 shares of the its Common Stock at $0.07 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $112,500 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company.

On March 2, 2005 the Company issued 1,308,486 shares of Common Stock at $0.07 per share to the Ann Marie Egide Judice Foundation (AMEJ) to pay all interest due through December 31, 2004 and reduce the unpaid principal balance of their convertible note to $309,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 2,650,000 shares of the its Common Stock at $0.07 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $154,500 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company.

During 2002, management learned that one of the businesses in which the Company held a 0.9% ownership interest had decided to terminate business operations and liquidate. The Company reached an agreement with the entity formed through the liquidation process (BigWater Technologies, Inc.) to exchange the Company's original ownership interest for a 14% ownership interest in the new enterprise. This entity is related due to common ownership of officers of the Company. Based on information received during the negotiations and recent developments concerning the new enterprise, a provision for impairment was recognized for this investment. During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bore interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $14,289, including an extension fee of $2,000. As of November 20, 2003 the Company owed BigWater $60,500 for unpaid interest on principal on this note. The Company issued 500,000 shares of its Common Stock in full settlement of the unpaid principal and interest on November 20, 2003.

On November 20, 2003 the Company transferred its one-sixth interest on Orbis Payment Services, LLC to Mr. Isetta in payment of $17,000 for accrued salaries due Mr. Isetta. This transfer resulted in a $17,000 contribution to additional paid in capital. On March 2, 2005 the Company issued 635,128 shares of its Common Stock to Mr. Isetta for payment of $44,459 of accrued salaries. Further, on June 24, 2005, the Company issued 555,485 shares of its Common Stock to Mr. Isetta in settlement for payment of $8,872 for interest, $5,000 for a note payable, $10,000 for accrued salary and $15,012 for expense reimbursement. In addition, the Company issued a note payable in the amount of $50,000 due on December 31, 2007 and bearing interest at 8% per annum in settlement of the balance due for unpaid salary.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) EXHIBITS

                                                                      SEQUENTIAL
EXHIBIT                                                                  PAGE
NUMBER                    DESCRIPTION                                   NUMBER
------    ---------------------------------------------------         ----------
  3.1 Certificate of Incorporation of Registrant, as amended and restated March 1, 2001**

  3.2     By-Laws of Registrant, as amended March 1, 2001**

  4.1     Form of Stock Certificate**

  4.2     2000 Stock Option Plan**

 10.1     Form of proposed agreement with U.S. acquiring banks**

 10.2     Form of proposed agreement with gateway providers**

 10.3     Form of proposed agreement with transaction processors**

 21       Subsidiaries of Registrant**

 99.1     Certifications*

*    Filed herewith

** Incorporated herein by reference to our Registration Statement on Form 10-SB filed on April 3, 2001 and amended on June 3, 2001.

(b) Reports on Form 8-K -- none filed in the quarter ended December 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             ORBIS DEVELOPMENT, INC.


                             By: /s/ JAMES A. EGIDE
                             ----------------------
                             James A. Egide
                             Chairman of the Board
                             Dated:September 19,2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.


    SIGNATURES                          TITLE                       DATE
    ----------                          -----                       ----

/s/ JAMES A. EGIDE             Chairman of the Board          September 19, 2005
----------------------         (Acting Principal Executive
James A. Egide                 Officer)


/s/ WILLIAM G. ISETTA          Vice President, Chief          September 19, 2005
----------------------         Operating Officer, and
William G. Isetta              Director


/s/ GERALD P. RICHARDSON       Director                       September 19, 2005
------------------------
Gerald P. Richardson


/s/ ANDREW BROUGHTON           Director                       September 19, 2005
------------------------
Andrew Broughton


/s/ MICHAEL D. BARD            Director and Principal         September 19, 2005
------------------------       Accounting Officer
Michael D. Bard

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                              FINANCIAL STATEMENTS









                           December 31, 2003 and 2002







                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm .....................F-1

Consolidated Balance Sheets - December 31, 2003 and 2002.....................F-2

Consolidated Statements of Operations for the Years Ended December 31,
   2003 and 2002 and for the Period from January 27, 1997 (Date of
   Inception) through December 31, 2003......................................F-3

Consolidated Statements of Stockholders' Deficit for the Period from
   January 27, 1997 (Date of Inception) through December 31, 2001 and for the Years Ended December 31, 2002 and 2003............................F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2003 and 2002 and for the Period from January 27, 1997 (Date of
   Inception) through December 31, 2003......................................F-5

Notes to Consolidated Financial Statements...................................F-7

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200
     Fax: (801) 532-7944
       www.hbmcpas.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Orbis Development, Inc.

We have audited the accompanying consolidated balance sheets of Orbis Development, Inc. and subsidiaries (a development stage company) as of December 31, 2003 and 2002 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States) accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbis Development, Inc. and subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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


                                                HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 13, 2005

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                2003           2002
---------------------------                             -----------    -----------
ASSETS

Current Assets
Cash                                                    $      --      $     6,661
Restricted cash                                                --           91,286
Merchant deposits                                              --          223,231
Merchant cash and clearings held at processor                  --          271,808
Accounts receivable                                           6,789        138,596
Other current assets                                           --            4,150
                                                        -----------    -----------
   Total Current Assets                                       6,789        735,732
                                                        -----------    -----------
Equipment and Software
Equipment                                                      --          109,536
Pari-mutuel software                                           --          171,619
                                                        -----------    -----------
   Total Equipment and Software                                --          281,155
Less:  Accumulated depreciation                                --          (24,701)
                                                        -----------    -----------
   Net Equipment and Software                                  --          256,454
                                                        -----------    -----------
Deposits,  net of amortization                                1,500          1,683
Investments in securities                                      --          428,840
                                                        -----------    -----------
Total  Assets                                           $     8,289    $ 1,422,709
                                                        ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                        $   163,443    $   188,998
Accounts payable - related party                              5,800         20,089
Accrued expenses                                            218,697         65,663
Settlements due to merchants                                   --          412,307
Merchant reserves                                              --          358,848
Other current liabilities                                       725         19,340
Accrued litigation settlement                               150,000           --
Notes payable, current portion                              566,988        366,585
                                                        -----------    -----------
   Total Current Liabilities                              1,105,653      1,431,830
                                                        -----------    -----------
Long-Term Liabilities
Deferred gain from royalty participation arrangement           --          250,000
Notes payable, net of current portion and unamortized
   discount of $0 and $66,288, respectively                 909,200        853,959
                                                        -----------    -----------
Total Liabilities                                         2,014,853      2,535,789
                                                        -----------    -----------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
authorized, none issued                                        --             --
Common stock--$0.001 par value; authorized 25,000,000
   shares; 6,490,075 and 5,734,625 shares issued and
   outstanding, respectively                                  6,490          5,735
Additional paid-in capital                                3,555,977      3,352,598
Deficit accumulated during development stage             (5,569,031)    (4,471,413)
                                                        -----------    -----------
   Total Stockholders' Deficit                           (2,006,564)    (1,113,080)
                                                        -----------    -----------
Total Liabilities and Stockholders' Deficit             $     8,289    $ 1,422,709
                                                        ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements.


                        ORBIS DEVELOPMENT, INC. AND SUSIDIARIES
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          For the Period
                                                                          from January 27,
                                                  For the Years Ended      1997 (Date of
                                                      December 31,       Inception Through
                                              --------------------------    December 31,
                                                  2003           2002           2003
                                              -----------    -----------    -----------
Revenue                                       $   102,273    $   131,187    $   233,460
Cost of revenue                                      --           27,587         27,587
                                              -----------    -----------    -----------
Gross Profit                                      102,273        103,600        205,873
                                              -----------    -----------    -----------
General and administrative expenses              (475,401)      (700,359)    (2,315,156)
Impairment of equipment                          (137,055)          --         (137,055)
Impairment of investment in securities           (428,840)      (692,000)    (1,270,840)
Gain on sale of investment                           --             --           32,857
Interest expense                                 (216,672)       (96,171)      (342,436)
Interest income                                        33            198         81,879
                                              -----------    -----------    -----------
Loss from Continuing Operations                (1,155,662)    (1,384,732)    (3,744,878)
                                              -----------    -----------    -----------
Discontinued Operations
   Loss from online casino operations                --             --       (1,390,390)
   Gain on sale of online casino operations          --             --          350,000
   Income (loss) from payment processing
     activities and ATM debit card
     operations                                    58,044       (395,607)      (783,763)
                                              -----------    -----------    -----------
Income (Loss) from Discontinued
  Operations                                       58,044       (395,607)    (1,824,153)
                                              -----------    -----------    -----------
Net Loss                                      $(1,097,618)   $(1,780,339)   $(5,569,031)
                                              ===========    ===========    ===========

Basic and Diluted Income (Loss) Per
   Share
   Continuing operations                      $     (0.20)   $     (0.24)
   Discontinued operations                           0.01          (0.07)
                                              -----------    -----------
   Net Loss                                   $     (0.19)   $     (0.31)
                                              ===========    ===========
Basic and Diluted Weighted-Average
   Common Shares Outstanding                    5,919,859      5,666,770
                                              -----------    -----------


 The accompanying notes are an integral part of these consolidated financial statements


                          ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                                (A Development Stage Company)
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                             Common Stock           Additional
                                                      --------------------------      Paid-in
                                                        Shares         Amount         Capital
                                                      -----------    -----------    -----------
Balance at January 27, 1997 (Date of Inception)              --      $      --      $      --
Issuance of common stock for compensation from
  the reorganization of Cyber Games, Ltd., March
  1997, $0.10 per share                                 3,002,500          3,003        297,247
Issuance for cash in 1997 in private placement
  at $4.00 per share, net of $14,394 offering costs       210,000            210        825,396
Conversion of shareholder loans, January
  through September 1998, $0.50 per share                 425,530            426        212,339
Issuance for cash in 1998 in private placement
  at $0.50 per share                                    1,064,470          1,064        531,171
Shares redeemed for cash in 1998 for disposition of
  Online casino operations at $0.50 per share            (700,000)          (700)      (349,300)
Shares redeemed in 1998 for cash  at $3.25 per
  share                                                   (10,000)           (10)       (32,490)
Shares redeemed in 1998 for  cash at $0.40 per
  share                                                  (900,000)          (900)      (359,100)
Compensation from 1998 grant of stock options                --             --            1,500
Issuance for cash in 1999 at $0.50 per share              420,000            420        209,580
Issuance in exchange for 1999 cancellation of
  option, at $0.50 per share                               10,000             10          4,990
Shares redeemed in 1999 for cash at $1.25 per
  share                                                    (8,000)            (8)        (9,992)
Issuance in 2000 for cash and the sale of
  MasterCoin equipment, leaseholds and other assets
  at $0.63 per share                                    1,600,000          1,600      1,013,400
Grant of restricted stock in 2000 at $1.25 per
  share                                                   100,000            100        124,900
Issuance in 2000 for cash, $2.00 per share,
  net of offering costs of $25,000                        231,250            231        437,269
Amortization of restricted stock                             --             --             --
Issuance in 2001 for cash in a private
  placement at $2.00 per share                             71,250             71        142,429
Exercise of stock options in 2001 at $1.25 per
  share                                                    12,000             12         14,988
Net loss for  the period from January 27, 1997
  through December 31, 2001                                  --             --             --
                                                      -----------    -----------    -----------
Balance at December 31, 2001                            5,529,000          5,529      3,064,327
Exercise of stock options at $1.41 per share              205,625            206        288,271
Amortization of restricted stock                             --             --             --
Net loss for  the year ended December 31, 2002               --             --             --
                                                      -----------    -----------    -----------
Balance at December 31, 2002                            5,734,625          5,735      3,352,598
Conversion of note payable and accrued
  interest at $0.12 per share                             500,000            500         60,000
Issuance as payment on  line of credit at
  $0.30 per share                                         200,000            200         59,800
Proceeds from  sale of investments to officers               --             --           67,000
Exercise of stock options at $0.30 per share               55,450             55         16,579
Net loss for the year ended December 31, 2003                --             --             --
                                                      -----------    -----------    -----------
Balance at December 31, 2003                            6,490,075          6,490      3,555,977
                                                      ===========    ===========    ===========

Table continues below.
                                                                       Deficit
                                                                     Accumulated
                                                                     During the        Total
                                                       Deferred      Development    Stockholders'
                                                     Compensation       Stage          Deficit
                                                      -----------    -----------    -----------
Balance at January 27, 1997 (Date of Inception)       $      --      $      --      $      --
Issuance of common stock for compensation from
  the reorganization of Cyber Games, Ltd., March
  1997, $0.10 per share                                      --             --          300,250
Issuance for cash in 1997 in private placement
  at $4.00 per share, net of $14,394 offering costs          --             --          825,606
Conversion of shareholder loans, January
  through September 1998, $0.50 per share                    --             --          212,765
Issuance for cash in 1998 in private placement
  at $0.50 per share                                         --             --          532,235
Shares redeemed for cash in 1998 for disposition of
  Online casino operations at $0.50 per share                --             --         (350,000)
Shares redeemed in 1998 for cash  at $3.25 per
  share                                                      --             --          (32,500)
Shares redeemed in 1998 for  cash at $0.40 per
  share                                                      --             --         (360,000)
Compensation from 1998 grant of stock options                --             --            1,500
Issuance for cash in 1999 at $0.50 per share                 --             --          210,000
Issuance in exchange for 1999 cancellation of
  option, at $0.50 per share                                 --             --            5,000
Shares redeemed in 1999 for cash at $1.25 per
  share                                                      --             --          (10,000)
Issuance in 2000 for cash and the sale of
  MasterCoin equipment, leaseholds and other assets
  at $0.63 per share                                         --             --        1,015,000
Grant of restricted stock in 2000 at $1.25 per
  share                                                  (125,000)          --             --
Issuance in 2000 for cash, $2.00 per share,
  net of offering costs of $25,000                           --             --          437,500
Amortization of restricted stock                           84,376           --           84,376
Issuance in 2001 for cash in a private
  placement at $2.00 per share                               --             --          142,500
Exercise of stock options in 2001 at $1.25 per
  share                                                      --             --           15,000
Net loss for  the period from January 27, 1997
  through December 31, 2001                                  --       (2,691,074)    (2,691,074)
                                                      -----------    -----------    -----------
Balance at December 31, 2001                              (40,624)    (2,691,074)       338,158
Exercise of stock options at $1.41 per share                 --             --          288,477
Amortization of restricted stock                           40,624           --           40,624
Net loss for  the year ended December 31, 2002               --       (1,780,339)    (1,780,339)
                                                      -----------    -----------    -----------
Balance at December 31, 2002                                 --       (4,471,413)    (1,113,080)
Conversion of note payable and accrued
  interest at $0.12 per share                                --             --           60,500
Issuance as payment on  line of credit at
  $0.30 per share                                            --             --           60,000
Proceeds from  sale of investments to officers               --             --           67,000
Exercise of stock options at $0.30 per share                 --             --           16,634
Net loss for the year ended December 31, 2003                --       (1,097,618)    (1,097,618)
                                                      -----------    -----------    -----------
Balance at December 31, 2003                                 --       (5,569,031)    (2,006,564)
                                                      ===========    ===========    ===========


    The accompanying notes are an integral part of these consolidated financial statements.


                             ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Period
                                                                                        from January 27,
                                                               For the Years Ended       1997 (Date of
                                                                   December 31,        Inception Through
                                                            --------------------------    December 31,
                                                                2003           2002           2003
                                                            -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                    $(1,097,618)   $(1,780,339)   $(5,569,031)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Stock issued for research and development services               --             --          300,250
  Depreciation and amortization                                  69,399         22,037        118,170
  Provision for impairment of equipment                         137,055           --          137,055
  Amortization of imputed interest                               61,413         72,739        147,700
  Compensation from stock options and restricted stock             --          212,851        303,727
  Gain on sale/disposition of investment                           --             --          (32,857)
  Gain on sale of discontinued operations                          --          (15,241)      (365,241)
  Provision for impairment of investments in securities         428,840        692,000      1,270,840
  Interest income converted to common stock of investee            --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                              91,286       (100,081)       (39,908)
    Merchant deposits                                           223,231       (223,231)          --
    Cash reserves and amounts held for merchant clearings       271,808       (271,808)          --
    Accounts receivable                                         131,807       (138,763)        (6,956)
    Other current assets                                          4,150            250           --
    Accounts payable and accrued expenses                       235,158        128,621        500,757
    Merchant settlements payable                               (371,278)       453,336         82,058
    Merchant reserves                                          (358,848)       358,848           --
    Other current liabilities                                   (18,615)        19,340          9,134
                                                            -----------    -----------    -----------
  Net Cash Used by Operating Activities                        (192,212)      (569,441)    (3,180,302)
                                                            -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                       --             --         (180,000)
Collections on notes receivable - related party                    --             --           78,017
Investments in securities                                          --             --       (1,255,000)
Proceeds from sale of investments                                  --             --          170,000
Proceeds from sale of investment to related party                50,000           --           50,000
Long-term deposits                                                  183          6,688        (21,562)
Changes in software and equipment                                  --         (127,134)      (193,252)
                                                            -----------    -----------    -----------
  Net Cash Provided by (Used in) Investment Activities           50,183       (120,446)    (1,351,797)
                                                            -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment, subsequently
  characterized as notes payable                                   --          250,000        250,000
Proceeds from issuance of common stock                             --             --        3,162,841
Proceeds from stock options exercised                              --           27,500         42,500
Redemption of common stock                                         --             --         (402,500)
Proceeds from borrowings                                        165,000        455,625      1,646,890
Payments of borrowings                                          (29,632)       (41,000)      (167,632)
                                                            -----------    -----------    -----------
  Net Cash Provided by Financing Activities                     135,368        692,125      4,532,099
                                                            -----------    -----------    -----------
Net (Decrease) Increase in Cash                                  (6,661)         2,238           --
Cash - Beginning of Period                                        6,661          4,423           --
                                                            -----------    -----------    -----------
Cash - End of Period                                        $      --      $     6,661    $      --
                                                            ===========    ===========    ===========
Supplemental Cash Flows Information
  Cash paid for interest                                    $    19,125    $    19,244
                                                            ===========    ===========


        The accompanying notes are an integral part of these consolidated financial statements


                       ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Continued)


                                                                 For the Years Ended
                                                                     December 31,
                                                               -----------------------
                                                                  2003         2002
                                                               ----------   ----------
Supplement Disclosure of Noncash Investing and
  Financing Activities
Transfer of merchant reserves to accounts payable              $   41,029   $     --
                                                               ==========   ==========
Cancellation of accrual for anticipated equipment purchase     $   50,000   $     --
                                                               ==========   ==========
Accrued interest and debt settled with stock                   $  120,500   $     --
                                                               ==========   ==========
Exercise of options through settlement of liabilities          $   16,634   $   88,750
                                                               ==========   ==========
Transfer of deferred revenue to notes payable                  $  250,000   $     --
                                                               ==========   ==========
Convertible notes and payables transferred to accrued
  litigation settlement obligation                             $  150,000   $     --
                                                               ==========   ==========
Accrued interest transferred to notes payable                  $   15,363   $     --
                                                               ==========   ==========
Sale of investment through settlement of wages                 $   17,000   $     --
                                                               ==========   ==========
Equipment acquired through a note payable                      $     --     $   63,102
                                                               ==========   ==========
Equipment accrual related to royalty participation agreement   $     --     $   50,000
                                                               ==========   ==========
Acquisition of investment through sale of business segment     $     --     $   15,000
                                                               ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements

                                       F-6

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Operations - Orbis Development, Inc. (the "Company" or "Orbis") was organized on January 27, 1997 under the laws of the state of Nevada. Orbis is a development stage company that has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers and its efforts to market credit card services of international credit card processors to merchants. With the exception of licensing of pari-mutuel software, Orbis has discontinued, sold or abandoned each of these previous operations.

During 2000, Orbis formed WWW Global Interamericana, L.T.D.A., a Costa Rician corporation (Global) and began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse racing. During October 2001, Global entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global agreed to market RSI's services using Global's software technology to casinos and Internet off-track betting (OTB) sites. Through the use of these services and technology, merchants and their customers would be provided the technology to participate in pari-mutuel wagering pools and receive racing information at off-track locations.

During 2002, Global contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global began marketing its software to casinos and off-track merchants. However, management of Global was notified that due to breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks delayed the implementation of online pari-mutuel wagering on their races. Therefore, Global's ability to license its technology and receive licensing fees was substantially delayed from management's original planned level of operations. Race tracks permitted certain exceptions to their policy which exceptions allowed limited use of Global's technology by certain high-volume customers. Limited revenue from these continuing operations was earned during 2003 as the result of software licensing fees under these exceptions. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. During the third quarter of 2003, the Company exercised its right to terminate its contract with RSI and RSI's operations were shut-down by state and federal authorities. The Company presently has royalty contracts for the use of its pari-mutuel software with two start-up companies. These contracts have not generated any revenue to date.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, and its efforts to market credit card services of international credit card processors to merchants in early 2004 and has not had substantial revenue generating activity. The Company generated minimal revenues during 2003 from its continuing operations. Additionally, it has accumulated losses since inception of $5,569,031 and $1,097,618 during 2003, and has used cash in operating activities since inception of $3,180,302 and $192,212 during 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business sufficient to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Trade Accounts Receivable -- The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At December 31, 2003, management believed the Company had incurred no material impairments in the carrying values of its accounts receivable.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equipment and Software - Equipment and software are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from two to five years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation expense for the years ended December 31, 2003 and 2002 was $69,399 and $22,037, respectively.

It is the Company's policy to periodically review the continued usefulness and net realizable value of all equipment and software in pursuing its plans. Equipment and software where future net cash flow from use or sale of these assets are less than the carrying amount or are no longer useful to the plans of the Company are considered impaired. Upon determination of impairment the Company writes down the asset to the expected realizable value. During the year ended December 31, 2003, the Company concluded that its equipment and software had no value and provided an impairment totaling $137,055.

Revenue Recognition - Revenue from licensing the Company's pari-mutuel software is recognized when persuasive evidence of a licensing arrangement exists, the fee is fixed or determinable, the software has been delivered and fully installed at an Internet OTB site, and collectability is probable.

Stock-Based Compensation - At December 31, 2003, the Company had one stock-based employee compensation plan, and has granted individual options, which are described more fully in Note 11. The Company accounts for the plan and the options under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans and the options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:


For the Years Ended December 31,                               2003           2002
                                                           -----------    -----------
Net loss, as reported                                      $(1,097,618)   $(1,780,339)
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                      (39,534)      (161,654)
                                                           -----------    -----------
Pro forma net loss                                         $(1,137,512)   $(1,941,993)
                                                           ===========    ===========
Basic and diluted loss per common shares as reported       $     (0.19)   $     (0.31)
Basic and diluted loss per common shares pro forma               (0.19)         (0.34)
                                                           ===========    ===========

                                       F-9

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2003 and 2002 there were 2,637,271 and 2,510,446, respectively, potentially issuable common shares, comprising 1,178,500 and 1,051,675 shares issuable for stock options and 1,458,771 and 1,458,771 shares issuable under outstanding convertible notes, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

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

Through June 1998, the Company's efforts were to design and develop software for online gaming. All costs associated with the Company's efforts to design and develop online casino gambling software were recognized as research and development expense as incurred. On July 1, 1998, the Company discontinued developing the online gaming business and sold all of the related assets and operations to a former shareholder in exchange for the return of 700,000 shares of the Company's common stock. The stock redemption was valued at $350,000, or $0.50 per share, based upon the price common stock was issued to non-affiliates for cash at about that same time. The sale resulted in the recognition of a $350,000 gain from the sale of the online casino operations. The financial statements present the results from the online gaming activities as discontinued operations. There were no revenues earned from the online gaming activities during the years ended December 31, 2003 and 2002.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2002, the Company sold all its assets and liabilities associated with the domestic payment processing activities to a related party entity, which resulted in a $15,241 gain from the sale. The sale included approximately $40,000 in restricted cash, $13,000 in other assets, and assumption of $53,000 in liabilities. In exchange, the Company acquired a one sixth interest in an entity related through common ownership, which was valued at $15,000. During the year ended December 31, 2003, the one sixth interest the Company held was transferred to a related party in payment for salaries, this transfer resulted in a $17,000 contribution to additional paid-in capital. The domestic payment processing operations incurred losses of $0 and $332,349 during the years ended December 31, 2003 and 2002, respectively. Revenues were approximately $0 and $174,400 for the years ended December 31, 2003 and 2002, respectively.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ATM DEBIT CARD SERVICES

In June 2002 the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. The ATM debit card operations incurred a loss of $67,100 and $78,400 during 2003 and 2002, respectively. Revenues were approximately $169,000 and $251,000 during 2003 and 2002, respectively.

Through December 31, 2002 the Company withheld $358,848 from merchants to cover potential charge backs and other adjustments related to the debit card operations. Of the total amount retained, a processor maintains a $223,231 restricted cash balance that is held to fund the reserve and deposit liabilities and the Company has segregated its cash balances related to the debit card processing operations totaling $91,286 as restricted cash. The Company also maintained merchant receivables of $59,250 as of December 31, 2002. As of December 31, 2002, the Company owed merchants $412,307 for settlements for debit card processing completed as of December 31, 2002. Of this amount $271,808 was held at the card processor and not remitted to the Company, classified as merchant cash and clearings held at processors as a current asset in the accompanying balance sheet at December 31, 2002. These accounts and balances were settled and closed during the year ended December 31, 2003.

During 2002, the Company's segregated cash designated for merchant reserves and deposits were under funded by approximately $126,000. During 2003, borrowings were used to cover the under funding.

NOTE 6 - INTERNATIONAL CREDIT CARD SERVICES

In October 2002 the Company began its efforts to market credit card services of international credit card processors to merchants. These services were discontinued in early 2004. Revenue and profit of approximately $104,500 and $26,800 were generated by the international credit card services operations during 2003 and 2002, respectively.

NOTE 7 - ROYALTY PARTICIPATION ARRANGEMENT

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

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 10, 2003, the royalty participation agreements were modified such that the Company agreed to pay the participants 5.0% of Global's software fee revenues from October 2002 that related to the previously excepted wagers from certain high-volume customers. The 5.0% fee was to be paid from fees earned by Global's installation of its software technology with casinos and off-track merchants.

Orbis contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At December 31, 2002, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software were required to satisfy obligations for the royalty participation arrangement and the Company expected to incur additional expenditures ranging from $50,000 to $60,000. Accounts payable and capitalized software at December 31, 2002 included an estimate of $50,000 payable to the software developer related to this commitment. During 2003, Global was unable to perform its obligations under the royalty participation arrangement; the Company has reduced the estimated additional costs for software development to $0. During the year ended December 31, 2003, the Company concluded that the software had no value and provided an impairment totaling $74,323.

Recognition of the $250,000 of revenue from the sale of the software to the participants was deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form. During 2005 the Company converted this deferred revenue to a note payable and accrued interest at 10% from the date the funds were initially received. The accompanying financial statements as of December 31, 2003, reflect the $250,000 as a note payable. In June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for $200,000 which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006

NOTE 8 - INVESTMENT IN SECURITIES

The Company invested in several privately owned companies, which generally represent strategic partners or other entities that the Company anticipated would provide products and services that related to, supported, or were otherwise compatible with the Company's business pursuits. At December 31, 2003, the investments are in common stock, common equivalent securities, and debt instruments. Ownership interests in common stock and equivalent securities range from 0.2% to 16.7% of each investee. None of these investments were made for purposes of trading or with the intention of selling them in the near term. None of these investments have a readily determinable fair market value and are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indicators of impairment stemming from delays in reaching commercial viability, inability to generate sufficient cash flows and other recent developments resulted in the Company impairing all of their investments to zero and recognizing $428,840 of impairment expense during the year ended December 31, 2003.

NOTE 9 -- INCOME TAXES

The components of the net deferred tax asset at December 31, 2003 and 2002 are as follows:

For the Years Ended December 31,                      2003              2002
                                                   -----------      -----------


Depreciation                                       $    11,947      $    (9,074)
Operating loss carry forwards                        1,440,538        1,236,964
Impairment of investment in securities                 415,140          286,280
Valuation allowance                                 (1,867,625)      (1,514,170)
                                                   -----------      -----------
Net Deferred Tax Asset                             $      --        $      --
                                                   -----------      -----------


The Company has tax operating loss carry forwards totaling approximately $4,236,000 at December 31, 2003 that will expire if unused from 2018 through 2023.

There was no provision for or benefit from income taxes during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                        2003             2002
                                                     ---------        ---------
Tax benefit at statutory rate of 34%                 $ 392,925        $ 470,809
Change in valuation allowance                         (392,925)        (470,809)
                                                     ---------        ---------
Provision for Income Taxes                           $    --          $    --
                                                     ---------        ---------


NOTE 10 - NOTES PAYABLE

Short-Term Notes Payable - During 2003 and 2002, the Company borrowed $5,000 and $23,000 from an officer and employee through the issuance of unsecured notes bearing interest at 10% and 9%, respectively. During 2003, $23,000 of these notes was repaid. These notes are due on demand. As of December 31, 2003 and 2002, the Company has outstanding borrowings of $5,000 and $23,000. The $5,000 note was paid in June 2005 with accrued interest through the issuance of common stock at $0.07 per share

During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $14,289 during the second quarter of 2003, including an extension fee of $2,000. The note was paid in full with accrued interest during the fourth quarter of 2003 by the issuance of 500,000 shares of the Company's common stock at $0.12 per share.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2003, the Company borrowed $115,000 from a shareholder through the issuance of unsecured notes bearing interest at 10%. In March 2005, the notes were repaid by the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. In October 2003 the interest rate was increased to 10%. During the years ended December 31, 2003 and 2002 the Company received borrowings of $60,363, which included accrued interest of $15,363 and $188,125, and repaid $60,000 and $38,000, respectively. The repayment during the year ended December 31, 2003 was through the issuance of 200,000 shares of the Company's common stock at $0.30 per share. At December 31, 2003 and 2002, $3,012 and $3,375 remained available for future borrowings, respectively. In June 2005, the agreement was amended to extend the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006.

Convertible Promissory Notes - From April through June 2001, the Company issued $325,000 of 10% convertible promissory notes to two existing shareholders, including $100,000 from the Company's Chairman and Chief Executive Officer. The notes were unsecured and due on October 1, 2002, with interest at 10% payable quarterly. The notes were convertible into common stock at a conversion rate of $2.50 per share at anytime from the date of issuance prior to their maturity date. In connection with an issuance of convertible notes as described in the following paragraph, the Company reached an agreement on September 30, 2001 with the holders of these notes to modify the terms of the notes. Under the modified terms, the due date of the notes was extended to October 1, 2003, the interest due was deferred until maturity, and the face amount of the notes was increased by $65,000 to $390,000. The resulting $65,000 discount represents imputed interest to maturity at the rate of 10% and was amortized over the term of the notes through maturity. In exchange for the extension of the term and the deferral of interest due, the Company agreed to revise the conversion rate for the new notes to $1.50 per share which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification.

From August to November 2001, the Company realized proceeds of $242,000, including $67,700 from the Company's Chairman and Chief Executive Officer, from the issuance of $290,400 of non-interest bearing convertible promissory notes to six existing shareholders. The issuance of these notes resulted in recognition of a $48,400 discount, based on an imputed interest rate of 10%. The discount is being amortized over the term of the notes to maturity. The Company also received proceeds of $40,000 from an existing shareholder related to the issuance of a $40,000 convertible promissory note that bears interest at 10% payable quarterly commencing October 1, 2001. All of these notes are unsecured and due on October 1, 2003. The note holders could convert the notes into common stock at the rate of $1.50 per share at any time prior to maturity.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion rate was equal to the fair value of the underlying common stock on the dates the notes were issued; therefore, no beneficial conversion option was recognized. During 2002, a note holder transferred promissory notes with a face amount of $78,000 to the Series A and B convertible promissory notes.

On December 31, 2002, holders of convertible notes with a face value of $552,400 signed an extension and modification agreement to extend the due date from October 1, 2003 to January 1, 2005. The agreement permitted the note holders to convert the principal amount of the notes at any time prior to maturity into common stock at a conversion rate of $0.65 per share which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after the original maturity date.

In March 2005, accrued interest through December 31, 2004 on these notes was paid by the issuance of 2,446,471 shares of the Company's common stock at $0.07 per share.

In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 and bearing interest at 8% per annum beginning on January 1, 2006. In addition, the notes are no longer convertible to common stock of the Company. In addition, the Company issued 3,857,144 shares at $0.07 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and half of the original principal balances. The principal balances on these notes after the issuance of the common stock was $225,000.

Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes. On June 20, 2005, the Company and certain of its directors entered into a settlement agreement wherein the Company and directors agreed to pay the holders a series of payments totaling $150,000 to settle the $90,000 in notes payable and other payables.

Series A and B Convertible Promissory Notes - From April through June 2002, the Company realized proceeds of $244,500 under the terms of an agreement with a shareholder and transferred $78,000 of convertible promissory notes to be under the terms of these notes. The Company issued unsecured convertible promissory notes that bear interest at 10% payable at maturity on October 1, 2003. The notes accrued $34,300 of interest through December 31, 2002 which was included in the balance of the notes. Principal and accrued interest on the notes was convertible into common stock at any time prior to maturity at the rate of $1.50 per share. The conversion rate was equal to the fair value of the underlying common stock on the dates the notes were issued; therefore, no beneficial conversion option was recognized.

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

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2005, accrued interest through December 31, 2004 on these notes was paid by the issuance of 1,308,486 shares of the Company's common stock at $0.07 per share.

In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 and bearing interest at 8% per annum beginning on January 1, 2006. In addition, the notes are no longer convertible to common stock of the Company. In addition, the Company issued 2,650,000 shares at $0.07 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and half of the original principal balances. The principal balances on these notes after the issuance of the common stock was $154,500.

Deferred Revenue Promissory Notes--The Company was unable to meet its obligations under its $250,000 Royalty Participation Agreement (see Note 5); therefore, in June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006


Notes payable are summarized as follows:
December 31                                                            2003         2002
                                                                    ----------   ----------
9-10% notes payable to related party, due on demand, unsecured      $    5,000   $   86,132
10% notes payable to shareholder, due on demand, unsecured             115,000         --
8-10% revolving credit loan, unsecured, due December 31, 2007          196,988      196,625
Convertible promissory notes, unsecured, due October 1, 2003
  $90,000 principal, net of $6,172 unamortized discount based on interest rate at 10%, during 2003 transferred as part of
  imputed accrued litigation settlement obligation                        --         83,828

Deferred revenue promissory notes, unsecured, due December 31,
  2007,bearing interest at 10%                                         250,000         --
Promissory notes, unsecured, due December 31, 2007, bearing
  interest at 8% to 10%, principal $552,400, net of $32,024
  unamortized discount based on imputed interest rate at 10% in
  2002 only                                                            552,400      520,376
Series A and B promissory notes, unsecured, due December 31,
  2007, bearing interest at 8% to 10%, principal $356,800, net of
  $23,217 unamortized discount based on imputed interest rate at
  10% in 2002                                                          356,800      333,583
                                                                    ----------   ----------
Total notes payable less unamortized discount                        1,476,188    1,220,544
Less:  current portion                                                 566,988      366,585
                                                                    ----------   ----------
Long-Term Notes Payable                                             $  909,200   $  853,959
                                                                    ----------   ----------


                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future Maturities of Notes Payable as of December 31, 2003
----------------------------------------------------------
                         2004                                       $ 566,988
                         2005                                         909,200


NOTE 11 - STOCK OPTIONS

Non-Qualified Options - During 2003, the Company granted options for the purchase of 650,000 shares of common stock to seven employees. The options had exercise price of $0.30, which was equal to the fair value of the Company's common stock on the dates granted. These options vested on the date of grant.
During 2003, options for 27,150 shares were exercised to settle employee bonuses of $8,144 and 372,725 options were forfeited. During 2002, the Company granted options for the purchase of 417,775 shares of common stock to seven employees.
The options had exercise prices ranging from $0.30 to $1.75 which was equal to the fair market value of the Company's common stock on the dates granted. During
2002, options for 95,475 shares were exercised to settle employee bonuses of $167,081. Additionally, 207,425 options were forfeited during 2002.

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

During 2003, the Company granted options for the purchase of 60,000 shares of common stock to one employee. The options had exercise prices of $0.30, which was equal to the fair value of the Company's common stock on the dates granted.
These options vest through August 2005. During 2003, options for 28,300 shares were exercised to settle employee bonuses of $8,490. Additionally, 155,000 options were forfeited during 2003.

During 2002, the Company granted options for the purchase of 53,175 shares of common stock to four employees. The options had exercise prices of $0.30, which was equal to the fair value of the Company's common stock on the dates granted.
These options vest through March 2004. During 2002, options for 71,000 shares were exercised to settle employee payables of $88,750, options for 22,000 shares were exercised for cash proceeds of $27,500 and options for 17,150 shares were exercised to settle $5,145 compensation owed. Additionally, 311,725 options were forfeited during 2002.

At December 31, 2003 and 2002, there were 411,050 and 316,050, qualified options available for future grants under the Plan, respectively. A summary of stock option activity for the years ended December 31, 2003 and 2002 is as follows:


                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Weighted
                                                                  Exercise Price      Average
                                                      Options          Range       Exercise Price
                                                      -------          -----       --------------
Balance December 31, 2001                            1,305,500     $1.00 - $2.00        $1.34
   Granted                                             470,950     $0.30 - $2.00        $1.21
   Exercised                                          (205,625)    $0.30 - $1.75        $1.40
   Forfeited                                          (519,150)    $0.30 - $1.25        $1.22
                                                     ---------     -------------        -----
Balance December 31, 2002                            1,051,675     $0.30 - $2.00        $1.33
                                                     ---------     -------------        -----
   Granted                                             710,000             $0.30        $0.30
   Exercised                                           (55,450)            $0.30        $0.30
   Forfeited                                          (527,725)    $0.30 - $2.00        $1.10
                                                     ---------     -------------        -----
Balance December 31, 2003                            1,178,500     $0.30 - $2.00        $0.86
                                                     ---------     -------------        -----
Options exercisable at December 31, 2002               801,175     $0.30 - $2.00        $1.25
Options exercisable at December 31, 2003             1,090,500     $0.30 - $2.00        $0.84
                                                     ---------     -------------        -----
Weighted-average fair value of options granted:
During the year ended December 31, 2002                                                 $0.31
During the year ended December 31, 2003                                                 $0.30


The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2003 and 2002, respectively:
risk-free interest rate of 2.2% and 2.5%, dividend yield of 0%, volatility of 95%, and expected lives of 3.0 years.

A summary of the options outstanding and exercisable as of December 31, 2003 follows:

                                       Weighted-
                                        Average            Weighted-                  Weighted-
  Range of                             Remaining            Average                   Average
  Exercise           Number           Contractual          Exercise     Number        Exercise
   Prices          Outstanding            Life               Price    Exercisable      Price
   ------          -----------            ----               -----    -----------      -----
$0.30 - $0.99        560,000           4.7 Years             $0.30      520,000        $0.30
$1.00 - $1.25        513,500           2.9 Years             $1.23      501,500        $1.24
$1.26 - $2.00        105,000           2.6 Years             $2.00       69,000        $2.00
                   ---------                                          ---------
                   1,178,500                                          1,090,500


On June 20, 2005 all outstanding options were cancelled.


                                      F-19

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - SETTLEMENT AGREEMENT

On June 20, 2005 the Company and entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

In addition, the Company has pledged all of its shares of CardSystems and Big Water as security against this settlement.

Mr. Egide, Mr. Isetta and Mr. Richardson personally guaranteed, jointly and severally, the payment of the first and second payments. In June 2005, Mr. Egide loaned the Company $37,500 and Mr. Isetta loaned the Company $7,500 to make the first scheduled payment. In addition, Mr. Egide has pledged 3007 shares of CardSystems stock and 452,500 shares of Big Water stock as additional security pursuant to the settlement agreement.

NOTE 13 - SUBSEQUENT EVENTS

Stock Options - On June 24, 2005, the Board of Directors cancelled all 1,178,500 outstanding stock options.

Notes Payable - On March 2, 2005 the Board authorized the issuance of 4,228,038 shares of the Company's common stock at $0.07 per share to pay all accrued interest through December 31, 2004 in the amount of $295,963 on all notes payable except the $5,000 demand note and the $250,000 deferred revenue promissory notes. Also on March 2, 2005, the Board authorized the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share to pay-off short-term notes in the amount of $115,000.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 24, 2005, the Board authorized the issuance of 6,788,573 shares of the Company's common stock at $0.07 per share to pay all accrued interest on notes payable and the line of credit through December 31, 2005 in the amount of $95,700 and one half of the original principal balances on the notes payable in the amount of $379,500.

On June 24, 2005, because the Company was unable to meet its obligations under the royalty participation agreement, the Company restructured the royalty participation agreement to allow for the repayment of original amount funded and interest at a rate of 10% per annum through December 31, 2005. On June 24, 2005, the Company repaid $50,000 of the original principal amount and interest through December 31, 2005 of $150,000 by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for $200,000 which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006.

Also on June 24, 2005, the Company issued 555,485 shares of common stock to an officer at $0.07 per share to pay for $10,000 of salary, $8,882 of interest, $5,000 short-term note and $15,012 of unreimbursed expenses. In addition, the Company issued a $50,000 note payable to the officer, bearing interest at 8% per annum beginning January 1, 2006 and maturing on December 31, 2007.

Other Issuances of Common Stock - On March 2, 2005 the Company issued 635,128 shares of its common stock at $0.07 to pay payroll expenses of $44,459 to an officer and 150,000 shares of common stock at $0.07 to pay $10,500 in consulting expenses.

On June 24, 2005, the Company issued 1,650,000 shares of common stock to two directors at $0.07 to pay for their assumption of $60,000 in legal fees payable, $44,000 in liabilities for merchant deposits and the payment of $14,000 of operating expenses paid by shareholders.