Form 10QSB
period 2004-03-31
ORBIS DEVELOPMENT INC
filed 2005-09-26
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition periods from ________to____________

                        Commission file number 000-32509


                             ORBIS DEVELOPMENT, INC.
                             -----------------------
             (Exact name of registrant as specified in its charter)


               Nevada                              88-0396452
               ------                              ----------
     (State of Incorporation)           (IRS Employer Identification No.)

                     91 Pacheco Creek Drive, Novato CA 94949
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (415) 302-8621
                                 --------------
                     (Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[1] Yes   No X   [2] Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 15, 2005

Common Stock, $.001 par value 24,997,300
(Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
Yes   No X

                             ORBIS DEVELOPMENT, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2004
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)  --
             March 31, 2004 and December 31, 2003                              1

          Condensed Consolidated Statements of Operations
            (Unaudited) - For the Three Months Ended March 31,
            2004 and 2003 and For the Period from January 27, 1997
            (Date of Inception) through March 31, 2004                         2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - For the Three Months Ended March 31,
            2004 and 2003 and for the Period from January 27, 1997
            (Date of Inception) through March 31, 2004                         3

          Notes to Condensed Consolidated Financial Statements                 4

Item 2    Management's Discussion and Analysis or Plan of Operation            9

Item 3    Quantitative and Qualitative Disclosures About Market Risk          10

Item 4    Controls and Procedures                                             10

PART II   Other Information

Item 1    Legal Proceedings                                                   11

Item 2    Changes in Securities                                               11

Item 3    Defaults upon Senior Securities                                     11

Item 4    Submission of Matters to a Vote of Security Holders                 11

Item 5    Other Information                                                   11

Item 6    Exhibits and Reports on Form 8-K                                    11

Signature Pages                                                               12


                                PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                    ORBIS DEVELOPMENT, INC.
                                 (A Development Stage Company)
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                                     March 31,     December 31,
                                                                        2004           2003
                                                                    -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                              $       697    $      --
  Accounts receivable                                                      --            6,789
                                                                    -----------    -----------
     Total Current Assets                                                   697          6,789
Deposits, net of amortization                                             1,500          1,500
                                                                    -----------    -----------
          Total Assets                                              $     2,197    $     8,289
                                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $   167,107    $   163,443
  Accounts payable related party                                          4,100          5,800
  Accrued expenses                                                      287,403        218,697
  Litigation settlement                                                 147,218        150,000
  Other current liabilities                                                --              725
  Notes payable                                                       1,476,188        566,988
                                                                    -----------    -----------
    Total Current Liabilities                                         2,082,016      1,105,653
Notes Payable                                                              --          909,200
                                                                    -----------    -----------
         Total Liabilities                                            2,082,016      2,014,853
                                                                    -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     6,490,075 shares issued and outstanding at March 31, 2004
     and December 31, 2003                                                6,490          6,490
  Additional paid in capital                                          3,555,977      3,555,977
  Deficit accumulated during development stage                       (5,642,286)    (5,569,031)
                                                                    -----------    -----------
     Total Stockholders' Deficit                                     (2,079,819)    (2,006,564)
                                                                    -----------    -----------

Total Liabilities and Stockholders' Deficit                         $     2,197    $     8,289
                                                                    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        ORBIS DEVELOPMENT, INC.
                                     (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                                                                          For The Period
                                                                 For the Three Months  From January 27, 1997
                                                                    Ended March 31,     (Date of Inception)
                                                              --------------------------      through
                                                                 2004            2003      March 31, 2004
                                                              -----------    -----------   --------------
Revenue                                                       $      --      $   117,962    $   233,460
Cost of revenue                                                      --             --           27,587
                                                              -----------    -----------    -----------
Gross Profit                                                         --             --          205,873

General and administrative expense                                (38,947)      (130,284)    (2,354,103)
Impairment of equipment                                              --             --         (137,055)
Impairment of investment in securities                               --             --       (1,270,840)
Gain on sale of investments                                          --             --           32,857
Interest expense                                                  (38,705)       (29,065)      (381,141)
Interest income                                                      --               10         81,879
                                                              -----------    -----------    -----------
Loss from Continuing Operations                                   (77,652)       (41,377)    (3,822,530)
                                                              -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                                 --             --       (1,390,390)
  Gain on sale of online casino operations                           --             --          350,000
  Profit (loss) from payment processing  activities and ATM
      debit card operations                                         4,397        (67,462)      (779,366)
                                                              -----------    -----------    -----------
Loss from Discontinued Operations                                   4,397        (67,462)    (1,819,756)
                                                              -----------    -----------    -----------
  Net Loss                                                    $   (73,255)   $  (108,839)   $(5,642,286)
                                                              ===========    ===========    ===========

Basic and Diluted Loss Per Share
    Continuing operations                                     $     (0.01)   $     (0.01)
    Discontinued operations                                   $      --      $     (0.01)
                                                              -----------    -----------
  Net Loss Per Share                                          $     (0.01)   $     (0.02)
                                                              ===========    ===========

Basic and Diluted Weighted-Average Shares Outstanding           6,490,075      5,740,031
                                                              -----------    -----------


  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                         ORBIS DEVELOPMENT, INC.
                                      (A Development Stage Company)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)

                                                                                           For The Period
                                                                  For the Three Months  From January 27, 1997
                                                                     Ended March 31,     (Date of Inception)
                                                               --------------------------      through
                                                                   2004            2003     March 31, 2004
                                                               -----------    -----------   --------------
Cash Flows from Operating Activities
  Net loss                                                     $   (73,255)   $  (108,839)   $(5,642,286)
  Adjustment to reconcile net loss to net cash used by
     operating activities:
    Stock issued for research and development services                --             --          300,250
    Depreciation and amortization                                     --           16,693        118,170
    Provision for impairment of equipment                             --             --          137,055
    Amortization of imputed interest                                  --           20,471        147,700
    Compensation from stock options and restricted stock              --            8,490        303,727
    Gain on sale of investments                                       --             --          (32,857)
    Gain on sale of discontinued operations                           --             --         (365,241)
    Provision for impairment of investments in securities             --             --        1,270,840
    Interest income converted to common stock of investee             --             --          (36,000)
    Changes in operating assets and liabilities:
       Restricted cash                                                --           71,622        (39,908)
       Merchant deposits                                              --          (64,440)          --
       Cash reserves and amounts held for merchant clearings          --          271,808           --
       Accounts receivable                                           6,789         32,612           (167)
       Other current assets                                           --             (505)          --
       Accounts payable and accrued expenses                        67,888         56,176        568,645
       Merchant settlements payable                                   --         (401,072)        82,058
       Merchant reserves                                              --          129,364           --
       Other current liabilities                                      (725)        (6,093)         8,409
                                                               -----------    -----------    -----------
    Net Cash Provided (Used) by Operating Activities                   697         26,287     (3,179,605)
                                                               -----------    -----------    -----------

Cash Flows from Investing Activities
    Issuance of notes receivable - related party                      --             --         (180,000)
    Collections of notes receivable - related party                   --             --           78,017
    Investments in securities                                         --             --       (1,255,000)
    Proceeds from sale of investment to related party                 --             --          (50,000)
    Proceeds from sales of investments                                --             --          170,000
    Long-term deposits                                                --           (1,500)       (21,562)
    Purchase of software and equipment                                --             --         (193,252)
                                                               -----------    -----------    -----------
    Net Cash Flows Used in Investment Activities                      --           (1,500)    (1,351,797)
                                                               -----------    -----------    -----------
Cash Flows from Financing Activities
    Proceeds from deferred royalty payment                            --             --          250,000
    Proceeds from issuance of common stock                            --             --        3,162,341
    Proceeds from stock options exercised                             --             --           42,500
    Redemption of common stock                                        --             --         (402,500)
    Proceeds from borrowings                                          --             --        1,648,890
    Payments of borrowings                                            --          (23,000)      (167,632)
                                                               -----------    -----------    -----------
    Net Cash Provided by (Used in) Financing Activities               --          (23,000)     4,532,099
                                                               -----------    -----------    -----------

Net Increase in Cash                                                   697          1,787            697
Cash - Beginning of Period                                            --            6,661           --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $       697    $     8,448    $       697
                                                               ===========    ===========    ===========
Supplemental Cash Flow Information
                                                               ===========    ===========
    Cash paid for interest                                     $      --      $     7,759
                                                               ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 3

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The unaudited condensed financial statements of Orbis Development, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on September 20, 2005.

In the opinion of our management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

During 2002, Global contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global began marketing its software to casinos and off-track merchants. However, management of Global was notified that due to recent breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore Global's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global's technology by certain high-volume customers. Revenue from continuing operations earned during 2003 resulted from software licensing fees under these exceptions. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. The During the third quarter of 2003, the Company exercised its right to terminate its contract with RSI. RSI's operations were shut-down by state and federal authorities. The Company presently has royalty contracts for the us of their pari-mutuel software with two start-up companies. These contracts have not generated any income to date.

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company did not generate any revenue from continuing operations during the three months ended March 31, 2004 and only $233,460 since inception on January 27, 1997. Additionally, it has accumulated losses of $73,255 during the three months ended March 31, 2004 and losses since inception of $5,642,286. During the three months ended March 31, 2004 operating activities provided $697 in cash. The Company has used cash in operating activities since inception of $3,179,605. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- At March 31, 2004 the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

Three Months Ended March 31,                                2004         2003
--------------------------------------------------------------------------------
Net loss, as reported                                    $ (73,255)   $(108,839)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                     (3,162)     (17,284)
--------------------------------------------------------------------------------

Pro forma net loss                                       $ (76,417)   $(126,123)
--------------------------------------------------------------------------------

Basic and diluted loss per common share as reported      $   (0.01)   $   (0.02)
--------------------------------------------------------------------------------

Basic and diluted loss per common share pro forma        $   (0.01)   $   (0.02)
--------------------------------------------------------------------------------


Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2004 there were 2,637,271 potentially issuable common shares, comprising 1,178,500 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. . In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

Investments - The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. Indicators of impairment stemming from delays in reaching commercial viability, inability to generate sufficient cash flows and other recent developments resulted in the Company fully impairing all investments as of December 31, 2003.

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

NOTE 3 - ROYALTY PARTICIPATION ARRANGEMENT

During August 2002, the Company entered into royalty participation agreements whereby third party participants paid the Company $250,000 in exchange for a portion of future software licensing fees generated from Global's technology equal to 0.25% of the pari-mutuel wagers placed using Global's technology. In addition, the participants purchased 3.25% of those wagers less customer winnings, bank fees and marketing costs of the casinos and off-track merchants using Global's technology, except for wagers from certain high-volume customers. On January 10, 2003, the royalty participation agreements were modified such that the Company agreed to pay the participants 5.0% of Global's software fee revenues from October 2002 that related to or related to the previously excepted wagers from certain high-volume customers. The 5.0% fee was to be paid from fees earned by Global's installation of its software technology with casinos and off-track merchants.

Orbis has contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At December 31, 2002, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software were required to satisfy obligations for the royalty participation arrangement and the Company expected to incur additional expenditures ranging from $50,000 to $60,000. Accounts payable and capitalized software at December 31, 2002 includes an estimate of $50,000 payable to the software developer related to this commitment. Since, Global was unable to perform its obligations under the royalty participation arrangement, the Company has reduced the estimated additional costs for software development to $0 during 2003.

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

NOTE 4 - NOTES PAYABLE

Short-Term Notes Payable - During 2003 and 2002, the Company borrowed $5,000 and $23,000 from an officer and employee through the issuance of unsecured notes bearing interest at 10% and 9%, respectively. During 2003, $23,000 of these notes was repaid. These notes are due on demand. As of December 31, 2003 and 2002, the Company has outstanding borrowings of $5,000 and $23,000. The $5,000 note was paid in June 2005 with accrued interest through the issuance of common stock at $0.07 per share.

During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $14,289 during the second quarter of 2003, including an extension fee of $2,000. The note was paid in full with accrued interest during the fourth quarter of 2004 by the issuance of 500,000 shares of the Company's common stock at $0.12 per share.

During 2003, the Company borrowed $115,000 from a shareholder through the issuance of unsecured notes bearing interest at 10%. In March 2005, the notes were repaid by the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. In October 2003 the interest rate was increased to 10%. During the years ended December 31, 2003 and 2002 the Company received borrowings of $60,363 and $188,125, and repaid $60,000 and $38,000, respectively. The repayment during the year ended December 31, 2003 was through the issuance of 200,000 shares of the Company's common stock at $0.30 per share. At December 31, 2003 and 2002 $3,012 and $3,375 remained available for future borrowings, respectively. In June 2005, the agreement was amended to extend the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006.

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

In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 and bearing interest at 8% per annum beginning on January 1, 2006. In addition, the notes are not longer convertible to common stock of the Company. In addition, the Company issued 3,857,144 shares at $0.07 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and half of the original principal balances. The principal balances on these notes after the issuance of the common stock was $225,000.

Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes. On June 20, 2005, the Company and certain of its directors entered into a settlement agreement wherein the Company and directors agreed to pay the holders a series of payments totaling $150,000 to settle the $90,000 in notes payable, accrued interest and other expenses. If the Company fails to make the first two payments of $45,000 each, the first due within 15 days of the agreement, and the second 120 days after the first payment, the named directors are jointly and severally liable for the payments. In June 2005, two of the directors loaned the Company $45,000 to make the first payment. Final payment of $60,000 is due not later than January 5, 2007 less any prior payments, said payments to be made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of the Company's gross income, fees and rentals. Payment of these amounts are secured by the Company's investment in securities as well as certain security investments of the Chairman.

Series A and B Convertible Promissory Notes - From April through June 2002, the Company realized proceeds of $244,500 under the terms of an agreement with a shareholder and transferred $78,000 of convertible promissory notes to be under the terms of these notes. The Company issued unsecured convertible promissory notes that bear interest at 10% payable at maturity on October 1, 2003. The notes accrued $47,800 of interest through December 31, 2002 which was included in the balance of the notes. Principal and accrued interest on the notes were convertible into common stock at any time prior to maturity at the rate of $1.50 per share. The conversion rate was equal to the fair value of the underlying common stock on the dates the notes were issued; therefore, no beneficial conversion option was recognized.

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

Deferred Revenue Promissory Notes--The Company was unable to meet its obligations under its Royalty Participation Agreement (see note 5), therefore in June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006.

NOTE 5 -- STOCK OPTIONS

Non-Qualified Options - During the three months ended March 31, 2004, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the three months ended March 31, 2004, the Company did not grant options for the purchase shares of common stock. At March 31, 2004, there were 411,050 qualified options available for future grants under the Plan.

At March 31, 2003, there were 1,178,500 options outstanding at price ranges from $0.30 to $2.00 per share with a weighted-average exercise price of $0.86 per share. There were 1,126,500 options exercisable with a weighted-average exercise price of $0.88 per share.

NOTE 6 - SETTLEMENT AGREEMENT

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

NOTE 7 -- SUBSEQUENT EVENTS

Stock Options - On June 24, 2005, the Board of Directors cancelled all 1,178,500 outstanding stock options.

Notes Payable - On March 2, 2005 the Board authorized the issuance of 4,228,038 shares of the Company's common stock at $0.07 per share to pay all accrued interest on notes payable through December 31, 2004 in the amount of $295,963. Also on March 2, 2005, the Board authorized the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share to pay-off short-term notes in the amount of $115,000.

On June 24, 2005, the Board authorized the issuance of 6,788,573 shares of the Company's common stock at $0.07 per share to pay all accrued interest on notes payable and the line of credit through December 31, 2005 in the amount of $95,700 and one half of the original principal balances on the notes payable in the amount of $379,500.

On June 24, 2005, because the Company was unable to meet its obligations under the royalty participation agreement, we restructured the royalty participation agreement to allow for the repayment of original amount funded and interest at a rate of 10% per annum through December 31, 2005. On June 24, 2005 repaid $50,000 of the original amount and interest through December 31, 2005 of $150,000 by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for $200,000 which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006.

Also on June 24, 2005, the Company issued 555,485 shares of common stock to an officer at $0.07 per share to pay for $10,000 of salary, $8,882 of interest, $5,000 short-term note and $15,012 of unreimbursed expenses. In addition, the Company issued a $50,000 note payable to the officer, bearing interest at 8% per annum beginning January 1, 2006 and maturing on December 31, 2007.

Other Issuances of Common Stock - On March 2, 2005 the Company issued 635,128 shares of its common stock at $0.07 to pay payroll expenses of $44,459 and 150,000 shares of common stock at $0.07 to pay $10,500 of other operating expenses.

On June 24, 2005, the Company issued additional shares of common stock at $0.07 to pay for legal fees associated with the Settlement Agreement mentioned in the amount of $60,000 by the issuance of 821,428 shares to two directors of the Company who have assumed responsibility for pay the legal fees, the assumption of $44,000 in liabilities for merchant deposits by a shareholder by the issuance of 628,572 shares, and the payment of $14,000 of operating expenses by the issuance of 200,000 shares.

Legal Proceedings -- On June 20, 2005 the Company entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum total third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

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

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $233,460 of revenue from operations of its core business activities, pari-mutuel software licensing, and $0 during the three months ended March 31, 2004. Orbis has incurred losses through March 31, 2004 of approximately $5,642,286, $73,255 during the three months ended March 31, 2004. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations with a profit of $4,397 during the three months ended March 31, 2004.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. Management anticipates these proposed agreements and other activities, if completed as currently anticipated, would permit Orbis to generate sufficient revenue and cash flow to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management plans to generate sufficient income and cash flow by generating income from the Company's pari-mutuel software licensing business sufficient to permit the Company to continue as a going concern. There is no assurance these plans will be realized.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through March 31, 2004 Orbis has generated approximately $4,532,000 in net proceeds from private placement offerings and other financing activities. There were no net proceeds received during the three-month period ended March 31, 2004. From inception through March 31, 2004, Orbis used cash in operating activities of $3,180,000, including $1,820,000 of cash used for discontinued operations. During the three months ended March 31, 2004 operations provided $697 of cash. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of March 31, 2004, our current assets and current liabilities were $697 and $2,082,000, respectively.

Starting in 2005 our management began to focus our principal business activities only on providing services designed to facilitate pari-mutuel wagering over the Internet. Although there was a launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis.

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2004 would stem only from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For a description of the Company's market risks, see "Part I, Item 1 -- Business
- "Risk Factors Regarding Our Business and Proposed Services" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003.

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


                           PART II--OTHER INFORMATION

ITEM 1 Legal Proceedings

Settlement Agreement -On June 20, 2005 the Company entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum total third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

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

(c)  There were no 8-K filings during the quarter ending March 31,2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                   Registrant

September 22, 2005                     By: /S/ James A. Egide
------------------                     ----------------------
Date                                   Chairman of the Board
                                       And Acting Principal Executive Officer