Form 10QSB
period 2004-06-30
ORBIS DEVELOPMENT INC
filed 2005-09-26
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition periods from ________to________
                        Commission file number 000-32509


                             ORBIS DEVELOPMENT, INC.
                             ---------
             (Exact name of registrant as specified in its charter)


               Nevada                              88-0396452
               ------                              ----------
     (State of Incorporation)            (IRS Employer Identification No.)

                     91 Pacheco Creek Drive, Novato CA 94949
                     -----------
                    (Address of principal executive offices)

                                 (415) 302-8621

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

[1] Yes   No X   [2] Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 15, 2005.

Common Stock, $.001 par value 24,997,300(Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):

Yes   No X

                             ORBIS DEVELOPMENT, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2004
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I   Financial Information

Item 1   Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited)  --
            June 30, 2004 and December 31, 2003                               1

         Condensed Consolidated Statements of Operations
           (Unaudited) - For the Three and Six Months Ended
           June 30, 2004 and 2003 and For the Period from
           January 27, 1997 (Date of Inception) through June 30,
           2004                                                               2

         Condensed Consolidated Statements of Cash Flows
           (Unaudited) - For the Six Months Ended June 30, 2004
           and 2003 and for the Period from January 27, 1997
           (Date of Inception) through June 30, 2004                          3

         Notes to Condensed Consolidated Financial Statements                 4

Item 2   Management's Discussion and Analysis or Plan of Operation            11

Item 3   Quantitative and Qualitative Disclosures About Market Risk           12

Item 4   Controls and Procedures                                              12

PART II  Other Information

Item 1   Legal Proceedings                                                    13
Item 2   Changes in Securities                                                13
Item 3   Defaults upon Senior Securities                                      13
Item 4   Submission of Matters to a Vote of Security Holders                  13
Item 5   Other Information                                                    13
Item 6   Exhibits and Reports on Form 8-K                                     13

Signature Pages                                                               14


                                PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                    ORBIS DEVELOPMENT, INC.
                                 (A Development Stage Company)
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                                      June 30,     December 31,
                                                                        2004           2003
                                                                    -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                              $       405    $      --
  Accounts receivable                                                      --            6,789
                                                                    -----------    -----------
     Total Current Assets                                                   405          6,789
Deposits                                                                  1,500          1,500
                                                                    -----------    -----------
          Total Assets                                              $     1,905    $     8,289
                                                                    ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $   169,835    $   163,443
  Accounts payable related party                                          4,100          5,800
  Accrued expenses                                                      330,567        218,697
  Litigation settlement                                                 147,218        150,000
  Other current liabilities                                                --              725
  Notes payable                                                       1,476,188        566,988
                                                                    -----------    -----------
    Total Current Liabilities                                         2,127,908      1,105,653
Notes Payable                                                              --          909,200
                                                                    -----------    -----------
         Total Liabilities                                            2,127,908      2,014,853
                                                                    -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     6,490,075 shares issued and outstanding at March 31, 2004
     and December 31, 2003                                                6,490          6,490
  Additional paid in capital                                          3,555,977      3,555,977
  Deficit accumulated during development stage                       (5,688,470)    (5,569,031)
                                                                    -----------    -----------
     Total Stockholders' Deficit                                     (2,126,003)    (2,006,564)
                                                                    -----------    -----------

Total Liabilities and Stockholders' Deficit                         $     1,905    $     8,289
                                                                    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements


                                             ORBIS DEVELOPMENT, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)

                                                                                                      For The Period From
                                                                                                       January 27, 1997
                                                                                                            Date of
                                                 For the Three Months           For the Six Months         Inception)
                                                    Ended June 30,                Ended June 30,            through
                                              --------------------------    --------------------------      June 30,
                                                  2004           2003           2004           2003           2004
                                              -----------    -----------    -----------    -----------    -----------
Revenue                                       $      --      $    50,926    $      --      $   168,888    $   233,460
Cost of revenue                                      --             --             --             --           27,587
                                              -----------    -----------    -----------    -----------    -----------
Gross Profit                                         --           50,926           --          168,888        205,873
General and administrative expense                 (7,479)      (117,287)       (46,426)      (247,571)    (2,361,582)
Impairment of equipment                              --             --             --             --         (137,055)
Impairment of investment in securities               --             --             --             --       (1,270,840)
Gain on sale of investments                          --             --             --             --           32,857
Interest expense                                  (38,705)       (30,741)       (77,410)       (59,806)      (419,846)
Interest income                                      --               22           --               32         81,879
                                              -----------    -----------    -----------    -----------    -----------
Loss from Continuing Operations                   (46,184)       (97,080)      (123,836)      (138,457)    (3,868,714)
                                              -----------    -----------    -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                 --             --             --             --       (1,390,390)
  Gain on sale of online casino operations           --             --             --             --          350,000
  Profit (loss) from payment processing
   activities and ATM debit card operations          --              902          4,397        (66,560)      (779,366)
                                              -----------    -----------    -----------    -----------    -----------
Profit (Loss) from Discontinued
    Operations                                       --              902          4,397        (66,560)    (1,819,756)
                                              -----------    -----------    -----------    -----------    -----------
  Net Loss                                    $   (46,184)       (96,178)   $  (119,439)      (205,017)   $(5,688,470)
                                              ===========    ===========    ===========    ===========    ===========

Basic and Diluted Loss Per Share
  Continuing operations                       $     (0.01)   $     (0.02)   $     (0.02)   $     (0.02)
  Discontinued operations                           (0.00)         (0.00)         (0.00)         (0.01)
                                              -----------    -----------    -----------    -----------
  Net Loss                                    $     (0.01)   $     (0.02)   $     (0.02)   $     (0.03)
                                              ===========    ===========    ===========    ===========

Basic and Diluted Weighted-Average Shares
Outstanding                                     6,490,075      5,779,215      6,490,075      5,759,750
                                              ===========    ===========    ===========    ===========


       The accompanying notes are an integral part of these condensed consolidated financial statements


                                       ORBIS DEVELOPMENT, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                                        For the Period
                                                                                       from January 27,
                                                                For the Six Months       1997 (Date of
                                                                  Ended June 30           Inception)
                                                            --------------------------  through June 30,
                                                                2004           2003           2004
                                                            -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                    $  (119,439)   $  (205,017)   $(5,688,470)
Adjustment to reconcile net loss to net cash
   used by operating activities:
  Stock issued for research and development services               --             --          300,250
  Depreciation and amortization                                    --           33,329        118,170
  Provision for impairment of equipment                                                       137,055
  Amortization of imputed interest                                 --           40,942        147,700
  Compensation from stock options and restricted stock             --           16,635        303,727
  Gain on sale of investments                                      --             --          (32,857)
  Gain on sale of discontinued operations                          --             --         (365,241)
  Provision for impairment of investments in securities            --             --        1,270,840
  Interest income converted to common stock of investee            --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                               --           91,232        (39,908)
     Merchant deposits                                             --           75,650           --
     Cash reserves and amounts held for
       merchant clearings                                          --          271,808           --
     Accounts receivable                                          6,789        128,993           (167)
     Other current assets                                          --            3,000           --
     Accounts payable and accrued expenses                      113,780          5,027        614,537
     Merchant settlements payable                                  --         (405,083)        82,058
     Merchant reserves                                             --          (18,444)          --
     Other current liabilities                                     (725)           549          8,409
                                                            -----------    -----------    -----------
  Net Cash Provided by (Used in) Operating Activities               405         38,621     (3,179,897)
                                                            -----------    -----------    -----------

Cash Flows from Investing Activities
Issuance of notes receivable - related party                       --             --         (180,000)
Collections of notes receivable - related party                    --             --           78,017
Investments in securities                                          --             --       (1,255,000)
Proceeds from sales of investments                                 --             --          170,000
Proceeds from sale of investment to related party                  --             --           50,000
Long-term deposits                                                 --           (1,500)       (21,562)
Purchase of software and equipment                                 --             --         (193,252)
                                                            -----------    -----------    -----------
  Net Cash Flows Used in Investment Activities                     --           (1,500)    (1,351,797)
                                                            -----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                             --             --          250,000
Proceeds from issuance of common stock                             --             --        3,162,841
Proceeds from stock options exercised                              --             --           42,500
Redemption of common stock                                         --             --         (402,500)
Proceeds from borrowings                                           --             --        1,646,890
Payments of borrowings                                             --          (29,632)      (167,632)
                                                            -----------    -----------    -----------
    Net Cash Provided by (Used in) Financing Activities            --          (29,632)     4,532,099
                                                            -----------    -----------    -----------

Net Increase in Cash                                                405          7,489            405
Cash - Beginning of Period                                         --            6,661           --
                                                            -----------    -----------    -----------
Cash - End of Period                                        $       405    $    14,150    $       405
                                                            ===========    ===========    ===========

Supplemental Cash Flow Information
    Cash paid for interest                                  $      --      $    19,676
                                                            ===========    ===========


 The accompanying notes are an integral part of these condensed consolidated financial statements

                                               3

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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company did not generate revenue from continuing operations during the three and six month periods ended June 30, 2004, and $233,460 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $5,688,470 and $46,184 and $119,439 during the three and six months ended June 30, 2004, respectively. Discontinued operations had a profit of $4,397 during the six months ended June 30, 2004. The Company has used cash in operating activities since inception of $3,179,897. During the six months ended June 30, 2004 operating activities provided $405 in cash. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- At June 30, 2004 the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                       For the Three Months       For the Six Months
                                                           Ended June 30,            Ended June 30,
                                                         2004         2003         2004         2003
------------------------------------------------------------------------------------------------------
Net loss, as reported                                 $ (46,184)   $ (96,718)   $(119,439)   $(205,017)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                  (1,608)      (8,320)      (4,770)     (25,604)
------------------------------------------------------------------------------------------------------
Pro forma net loss                                    $ (47,792)   $(104,498)   $(124,209)   $(230,621)
------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share as reported   $   (0.01)   $   (0.03)   $   (0.02)   $   (0.03)
------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share pro forma     $   (0.01)   $   (0.03)   $   (0.02)   $   (0.04)
------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2004 there were 2,637,271 potentially issuable common shares, comprising 1,178,500 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

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

NOTE 5 -- STOCK OPTIONS

Non-Qualified Options - During the six months ended June 30, 2004, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the six months ended June 30, 2004, the Company did not grant options for the purchase shares of common stock. At June 30, 2004, there were 411,050 qualified options available for future grants under the Plan.

At June 30, 2004, there were 1,178,500 options outstanding at price ranges from $0.30 to $2.00 per share with a weighted-average exercise price of $0.86 per share. There were 1,126,500 options exercisable with a weighted-average exercise price of $0.88 per share.

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

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $233,460 of revenue from operations of its core business activities, pari-mutuel software licensing, and no revenue during the three and six month periods ended June 30, 2004. Orbis has incurred losses through June 30, 2004 of $5,688,470, $46,184 and $119,439 during the three and six month periods ended June 30, 2004. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations, and a profit of $4,397 during the six months ended June 30, 2004.

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

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2003, Orbis has generated approximately $4,532,000 in net proceeds from private placement offerings and other financing activities. There were no net proceeds received during the six months ended June 30, 2004. From inception through June 30, 2002, Orbis used cash in operating activities of $3,180,000, including $1,820,000 of cash used for discontinued operations. During the six months ended June 30, 2004 operations provided $405 of cash. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of June 30, 2004, our current assets and current liabilities were $405 and $2,127,900, respectively.

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

                           PART II--OTHER INFORMATION

ITEM 1 Legal Proceedings

Settlement Agreement -- On June 20, 2005 the Company entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum total third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

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

None; not applicable.

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

(c)  There were no 8-K filings during the quarter ending June 30, 2004,

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                   Registrant

 September 22, 2005                By: /S/ James A. Egide
 ------------------                ----------------------
        Date                       Chairman of the Board
                                   Officer and
                                   Acting Chief Executive Officer