Form 10QSB
period 2004-09-30
ORBIS DEVELOPMENT INC
filed 2005-09-26
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Yes    No X

                             ORBIS DEVELOPMENT, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)  --
             September 30, 2004 and December 31, 2003                         1

          Condensed Consolidated Statements of Operations
            (Unaudited) - For the Three and Nine Months Ended
            September 30, 2004 and 2003 and For the Period from
            January 27, 1997 (Date of Inception) through
            September 30, 2004                                                2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - For the Nine Months Ended September
            30, 2004 and 2003 and for the Period from January
            27, 1997 (Date of Inception) through September 30, 2004           3

          Notes to Condensed Consolidated Financial Statements                4

Item 2    Management's Discussion and Analysis or Plan of Operation           9

Item 3    Quantitative and Qualitative Disclosures About Market Risk          10

Item 4    Controls and Procedures                                             11

PART II   Other Information

Item 1    Legal Proceedings                                                   11
Item 2    Changes in Securities                                               11
Item 3    Defaults upon Senior Securities                                     11
Item 4    Submission of Matters to a Vote of Security Holders                 11
Item 5    Other Information                                                   11
Item 6    Exhibits and Reports on Form 8-K                                    11

Signature Pages                                                               12


                                PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                    ORBIS DEVELOPMENT, INC.
                                 (A Development Stage Company)
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)

                                                                   September 30,   December 31,
                                                                        2004           2003
                                                                    -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                              $      --      $      --
  Accounts receivable                                                      --            6,789
                                                                    -----------    -----------
     Total Current Assets                                                  --            6,789
Deposits                                                                  1,500          1,500
                                                                    -----------    -----------
          Total Assets                                              $     1,500    $     8,289
                                                                    ===========    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $   172,563    $   163,443
  Accounts payable related party                                          4,100          5,800
  Accrued expenses                                                      369,272        218,697
  Litigation settlement                                                 147,218        150,000
  Other current liabilities                                                --              725
  Notes payable                                                       1,476,188        566,988
                                                                    -----------    -----------
    Total Current Liabilities                                         2,169,341      1,105,653
Notes Payable                                                              --          909,200
                                                                    -----------    -----------
         Total Liabilities                                            2,169,341      2,014,853
                                                                    -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     6,490,075 shares issued and outstanding at March 31, 2004
     and December 31, 2003                                                6,490          6,490
  Additional paid in capital                                          3,555,977      3,555,977
  Deficit accumulated during development stage                       (5,730,308)    (5,569,031)
                                                                    -----------    -----------
     Total Stockholders' Deficit                                     (2,167,841)    (2,006,564)
                                                                    -----------    -----------

Total Liabilities and Stockholders' Deficit                         $     1,500    $     8,289
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


                                              ORBIS DEVELOPMENT, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                                          For The Period
                                                                                                          From January 27,
                                                                                                           1997 Date of
                                                   For the Three Months          For the Nine Months        Inception)
                                                    Ended September 30,          Ended September 30,          through
                                                --------------------------    --------------------------   September 30,
                                                    2004           2003           2004           2003           2004
                                                -----------    -----------    -----------    -----------    -----------
Revenue                                         $      --      $    25,593    $      --      $   194,481    $   233,460
Cost of revenue                                        --             --             --             --           27,587
                                                -----------    -----------    -----------    -----------    -----------
Gross Profit                                           --           25,593           --          194,481        205,873

General and administrative expense                   (3,133)       (85,347)      (332,918)       (49,559)    (2,364,715)
Impairment of equipment                                --             --             --             --         (137,055)
Impairment of investment in securities                 --             --             --             --       (1,270,840)
Gain on sale of investments                            --             --             --             --           32,857
Interest expense                                    (38,705)       (27,307)      (116,115)       (87,113)      (458,551)
Interest income                                        --                1           --               33         81,879
                                                -----------    -----------    -----------    -----------    -----------
Loss from Continuing Operations                     (41,838)       (87,060)      (165,674)      (225,517)    (3,910,552)
                                                -----------    -----------    -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                   --             --             --             --       (1,390,390)
  Gain on sale of online casino operations             --             --             --             --          350,000
  Profit (loss) from payment processing
     activities and ATM debit card operations          --              324          4,397        (66,236)      (779,366)
                                                -----------    -----------    -----------    -----------    -----------
Profit (Loss) from Discontinued
    Operations                                         --              324          4,397        (66,236)    (1,819,756)
                                                -----------    -----------    -----------    -----------    -----------
  Net Loss                                      $   (41,838)   $   (86,736)   $  (161,277)   $  (291,753)   $(5,730,308)
                                                ===========    ===========    ===========    ===========    ===========

Basic and Diluted Loss Per Share
  Continuing operations                         $     (0.01)   $     (0.01)   $     (0.02)   $     (0.04)
  Discontinued operations                             (0.00)         (0.00)         (0.00)         (0.01)
                                                -----------    -----------    -----------    -----------
  Net Loss                                      $     (0.01)   $     (0.01)   $     (0.02)   $     (0.05)
                                                ===========    ===========    ===========    ===========

Basic and Diluted Weighted-Average Shares
Outstanding                                       6,490,075      5,820,742      6,490,075      5,941,723
                                                ===========    ===========    ===========    ===========


            The accompanying notes are an integral part of these condensed consolidated financial statements.


                                               ORBIS DEVELOPMENT, INC.
                                            (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)
                                                                                                          For the Period
                                                                                                         from January 27,
                                                                                                          1997 (Date of
                                                                                For the Nine Months         Inception)
                                                                                 Ended September 30          through
                                                                             --------------------------   September 30,
                                                                                 2004           2003           2004
                                                                             -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                                                     $  (161,277)   $  (291,753)   $(5,730,308)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                                --             --          300,250
  Depreciation and amortization                                                     --           49,965        118,170
  Provision for impairment of equipment                                                                        137,055
  Amortization of imputed interest                                                  --           61,412        147,700
  Compensation from stock options and restricted stock                              --           76,635        303,727
  Gain on sale of investments                                                       --             --          (32,857)
  Gain on sale of discontinued operations                                           --             --         (365,241)
  Provision for impairment of investments in securities                             --             --        1,270,840
  Deferred proceeds from royalty participation                                                                    --
  Interest income converted to common stock of investee                             --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                                --           91,110        (39,908)
     Merchant deposits                                                              --          217,376           --
     Cash reserves and amounts held for
       merchant clearings                                                           --          271,808           --
     Accounts receivable                                                           6,789        130,152           (167)
     Other current assets                                                           --            4,150           --
     Accounts payable and accrued expenses                                       155,213         38,039        655,970
     Merchant settlements payable                                                   --         (412,307)        82,058
     Merchant reserves                                                              --         (199,062)          --
     Other current liabilities                                                      (725)           550          8,409
                                                                             -----------    -----------    -----------
  Net Cash Provided by (Used in) Operating Activities                               --           38,075     (3,180,302)
                                                                             -----------    -----------    -----------

Cash Flows from Investing Activities
Issuance of notes receivable - related party                                        --             --         (180,000)
Collections of notes receivable - related party                                     --             --           78,017
Investments in securities                                                           --             --       (1,255,000)
Proceeds from sales of investments                                                  --             --          170,000
Proceeds from sale of investment to related party                                   --             --           50,000
Long-term deposits                                                                  --              183        (21,562)
Purchase of software and equipment                                                  --             --         (193,252)
                                                                             -----------    -----------    -----------
  Net Cash Flows Used in Investment Activities                                      --              183     (1,351,797)
                                                                             -----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                              --             --          250,000
Proceeds from issuance of common stock                                              --             --        3,162,841
Proceeds from stock options exercised                                               --             --           42,500
Redemption of common stock                                                          --             --         (402,500)
Proceeds from borrowings                                                            --           50,000      1,646,890
Payments of borrowings                                                              --          (89,632)      (167,632)
                                                                             -----------    -----------    -----------
    Net Cash Provided by (Used in) Financing Activities                             --          (39,632)     4,532,099
                                                                             -----------    -----------    -----------
Net Increase in Cash                                                                --           (1,374)          --
Cash - Beginning of Period                                                          --            6,661           --
                                                                             -----------    -----------    -----------
Cash - End of Period                                                         $      --      $     5,287    $      --
                                                                             ===========    ===========    ===========
Supplemental Cash Flow Information
    Cash paid for interest                                                   $      --      $    19,676
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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company did not generate revenue from continuing operations during the three and nine month periods ended September 30, 2004, respectively, and $233,460 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $5,730,308 and $41,838 and $161,277 during the three and nine months ended September 30, 2004, respectively. Discontinued operations had income of $4,397 during the nine months ended September 30, 2004. The Company has used cash in operating activities since inception of $3,180,302. During the nine months ended September 30, 2004 operating activities provided no in cash. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- At September 30, 2004, the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share as if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:


                                                       For the Three Months      For the Nine Months
                                                        Ended September 30,       Ended September 30,
                                                         2004         2003         2004         2003
------------------------------------------------------------------------------------------------------
Net loss, as reported                                 $ (41,838)   $ (86,736)   $(161,277)   $(291,753)
Deduct: Total stock-based employee compensation
  expense determined under fair value based
  method for all awards                                    (506)      (4,076)      (5,276)     (29,680)
------------------------------------------------------------------------------------------------------
Pro forma net loss                                    $ (42,344)   $ (90,812)   $(166,553)   $(321,433)
------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share as reported   $   (0.01)   $   (0.01)   $   (0.02)   $   (0.05)
------------------------------------------------------------------------------------------------------

Basic and diluted loss per common share pro forma     $   (0.01)   $   (0.02)   $   (0.03)   $   (0.05)
------------------------------------------------------------------------------------------------------

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2004 there were 2,637,271 potentially issuable common shares, comprising 1,178,500 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

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

NOTE 5 -- STOCK OPTIONS

Non-Qualified Options - During the nine months ended September 30, 2004, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the nine months ended September 30, 2004, the Company did not grant options for the purchase shares of common stock. At September 30, 2004, there were 411,050 qualified options available for future grants under the Plan.

At June 30, 2004, there were 1,178,500 options outstanding at price ranges from $0.30 to $2.00 per share with a weighted-average exercise price of $0.86 per share. There were 1,126,500 options exercisable with a weighted-average exercise price of $0.88 per share.

NOTE 6 -- SUBSEQUENT EVENTS

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

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $233,460 of revenue from operations of its core business activities, pari-mutuel software licensing, and $0 during the three and nine month periods ended September 30, 2004. Orbis has incurred losses through September 30, 2004 of $5,730,308, $41,838 and $161,277 since inception and during the three and nine month periods ended September 30, 2004. Of the losses incurred to date, $1,820,000 stems from losses incurred by discontinued operations. During the nine months ended September 30, 2004 discontinued operations generated a profit of $4,397.

Revenue from our pari-mutuel online wagering operations were $0 for the three and nine months ended September 30, 2004.

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

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2004 Orbis has generated approximately $4,532,000 of net proceeds from private placement offerings and other financing activities. From inception through September 30, 2004, Orbis used cash in operating activities of $3,180,000, including $1,820,000 of cash used for discontinued operations. During the nine months ended September 30, 2004 operations provided no cash. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of September 30, 2004, our current assets and current liabilities were $0 and $2,169,300, respectively.

Starting in 2005 our management began to focus our principal business activities only on providing services designed to facilitate pari-mutuel wagering over the Internet. Although there was a launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis.

Orbis' working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Orbis needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2005 would stem only from the demonstrated commercial viability of Orbis' core business activities. During the next twelve months, Orbis does not expect to spend any significant amounts for research and development or plant and equipment.

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

(c)  There were no 8-K filings during the quarter ending September 30, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ORBIS DEVELOPMENT, INC.
                             -----------------------
                                   Registrant


 September 22,2005               By: /S/ James A. Egide
 -----------------               ----------------------
       Date                      Chairman of the Board
                                 Officer and
                                 Acting Chief Executivel
                                 Officer