Form 10KSB
period 2004-12-31
ORBIS DEVELOPMENT INC
filed 2005-10-04
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ___________



                        Commission File Number 000-32509

                             Orbis Development, Inc.
                             -----------------------
                 (Name of small business issuer in its charter)



                  NEVADA                               88-0396452
                  ------                               ----------
     (State or other jurisdiction of       (IRS Employer Identification No.)
      incorporation or organization)


                             91 PACHECO CREEK DRIVE
                                NOVATO, CA. 94949
                                -----------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 302-8621


Securities registered under to Section 12(b) of the Act: None

Name of exchange on which registered: N/A

Securities registered under to Section 12(g) of the Act:
Common Stock, par value $0.001

Name of exchange on which registered: Pink Sheets

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

       Issuer's revenues for its most recent fiscal year were $[___0___].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 24, 2005 was approximately $1,248,000. The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of September 24, 2005 was 24,997,300 shares, of which 9,520,600 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Such forward-looking statements are included under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis or Plan of Operation." All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1. "Description of Business," including the section "Risk Factors Regarding our Business and Proposed Services," and Item 6. "Management's Discussion and Analysis or Plan of Operation." All subsequent written and oral forward-looking statements attributable to Orbis Development, Inc. or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

On November 1, 2002, we sold the portion of our business dedicated to providing credit card processing services for domestic merchants.

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

Our offices are located at 91 Pacheco Creek Drive, Novato, California 94949, and our telephone number is (415) 302-8621.

OUR PROPOSED ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES

In 2000 we formed a subsidiary, WWW Global Interamericana, Ltd., a Costa Rican corporation ("Global Limited"). Global Limited commenced active business operations in October 2002, in association with Racing Services of Mexico, Ltd. to develop support services for pari-mutuel horse racing in Mexico, Central America and South America.

During 2001 we completed negotiations with Racing Services, Inc. ("RSI"), a U.S. company with headquarters in Fargo ND, concerning the deployment of our online pari-mutuel wagering support services. RSI had established relationships with, and facilitates pari-mutuel betting for over 70 horse and dog racing tracks throughout the United States. It also operates in Mexico, Central America and South America through a wholly owned subsidiary, Racing Services de Mexico, S.A. de C.V (RSI-MEX). Under the agreement with RSI-MEX, Global Limited would, in exchange for a fee, provide customer service and facilitate arrangements between our licensed software online international off-track betting parlors and RSI-MEX. Through the Global Pari-mutuel Network, customers of online international off-track betting operations would be provided access to pari-mutuel pools, real-time odds, scratches, daily results lines, daily race programs, past performance programs data, and other handicapping data and information concerning available pools.

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

WE HAVE NOT SOUGHT TO PROTECT OUR IDEAS THROUGH REGISTRATION OF OUR INTELLECTUAL PROPERTY RIGHTS. We believe that our ability to succeed will depend, in part, upon distinctions between the pari-mutuel wagering services we intend to offer and those offered by competitors. Although we may attempt to copyright, trademark or patent some of our names, ideas and products in the future, we are not currently pursuing, and have no specific plans to pursue registration of any copyrights, patents or trademarks in the United States or elsewhere. In addition, we are not aware of any efforts of our strategic partners to register or take steps to protect their proprietary ideas and processes that may be essential in the development of our business. If we and our strategic partners do not register, or otherwise take steps to protect, our proprietary ideas, we and our partners may be unable to prevent competitors from copying our products, services or other ideas. Our operations and financial condition will be adversely affected if we are unable to take legal action to prevent competitors from using our proprietary ideas and processes, particularly those competitors with substantial resources, wide recognition, or other advantages.

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

OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months transactions in our common stock have been reported as low as $0.07 and as high as $0.10. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

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

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. We maintain an executive office in Novato, California. Our lease arrangements for such office are informal and terminable at any time.

ITEM 3 -- LEGAL PROCEEDINGS

On June 20, 2005 the Company and entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court Western District of Michigan, in November 2003 for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs. Pursuant to the Agreement, the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum total third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

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


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

Transactions in our common stock are currently reported in the United States under the symbol "ORBD" on the "Pink Sheets", a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2004 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

       QUARTER ENDED                       LOW               HIGH
       -------------                       ---               ----
Quarter ended March 2003                  $0.17             $0.40
Quarter ended June 2003                    0.15              0.25
Quarter ended September 2003               0.10              0.20
Quarter ended December 2003                0.07              0.15

Quarter ended March 2004                  $0.09             $0.09
Quarter ended June 2004                    0.06              0.10
Quarter ended September 2004               0.06              0.06
Quarter ended December 2004                0.06              0.08

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of September 15, 2005 the number of shares of common stock outstanding was 24,997,300. As of that date, there were approximately 129 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of September 15, 2005, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have been a development stage company since our organization in January 1997. To date, we have only produced $233,460 of revenue from operations from our current business activities, and have incurred losses through December 31, 2004 of approximately $5,792,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with efforts to develop and market online casino services, which efforts were abandon in June 1998. We incurred a loss of approximately $763,000 from our payment processing activities, which were sold in the fourth quarter of 2002. Further we incurred losses of approximately $16,000 from our ATM debit card business which was discontinued in February 2003.

The operating losses we have incurred, including approximately $223,000 in 2004, $1,098,000 in 2003 and approximately $5,792,000 since inception of the business, and negative cash flows from operating activities during the development stage, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). From inception through December 31, 2004, we have generated $4,532,000 in net proceeds from private placement offerings and other financing activities. From inception through December 31, 2004, we used cash in operating activities of $3,180,000 including

$1,040,000 of cash used for the casino operations we discontinued in 1998, $763,000 of cash used for payment processing activities we sold in 2002 and $16,000 of cash used for ATM debit card processing we discontinued in February 2003. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in equity securities primarily of strategic partners. As of December 31, 2004, our current assets and current liabilities were $0 and $2,231,000, respectively.

Starting in 2005 our management began to focus our principal business activities in only one area. We intend to provide services that facilitate online pari-mutuel wagering.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the launch of our services remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2004 would stem only from the demonstrated commercial viability of our core business activities. During the next twelve months, we do not expect to spend any significant amounts for research and development or plant and equipment.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings from our Chairman and sales of investments will be sufficient to support our operations for the next twelve months. However, it is possible we will not be able to maintain our core services through such period or that we will not raise sufficient additional funds from asset sales and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. In that regard, we currently are working to obtain additional funding from several sources, including the sale of other non-strategic investments and other sources for borrowings. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

ITEM 7. FINANCIAL STATEMENTS

The financial statements and report of independent auditors are filed as a separate part of this report on pages F-1 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified. Information regarding the directors and executive officers of Orbis as of the date of this report are set forth below:

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

No family relationship exists among any of the directors and executive offices of the Company. The Company does not have an audit committee.

CODE OF ETHICS

As a result of the Company's limited operations over the past couple of years, the Company has not adopted a code of ethics as defined in Item 406 of Regulation S-B under the Exchange Act. The Company expects to adopt a code of ethics within the next twelve months.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Orbis has not named a Chief Executive Officer and to date it has not found it necessary to designate any individual as chief executive primarily because it remains in the development stage and has not yet generated revenues from any operating activity. For the each of the three years in the period ending December 31, 2004, Mr. James A. Egide served as Chairman of the Board and, solely for purposes of presentation in this table, is the only person who could be designated as having served in a capacity similar to the chief executive. During this period, Mr. Egide received no salary, bonus or other compensation for his service. The following table sets forth, for the three years ended December 31, 2004, the compensation for services to Orbis during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2004 annual salary and bonus exceeded $100,000.


                  Annual Compensation                                             Long-term Compensation
                  -------------------                                             ----------------------
                                                                             Awards                   Payouts
                                                                             ------                   -------
Name and                                        Other Annual      Restricted      Securities       LTIP         All Other
Principal             Salary        Bonus       Compensation     Stock Awards     Underlying      Payouts      Compensation
 Postion     Year       ($)          ($)            ($)               ($)          Options          ($)            ($)
---------    ----       ---          ---            ---               ---          -------          ---            ---
James A.     2004                                                                        0
Egide        2003                                                                  250,000
Chairman     2002                                                                        0


OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted during the year ended December 31, 2004.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

The following table sets forth the aggregate value of unexercised options to acquire shares of common stock granted by Orbis and held by its executive officers on December 31, 2004. It also summarizes the value realized upon the exercise of options during the fiscal year ended December 31, 2004. For purposes of the following table, the fair market value of a share of common stock on December 31, 2004, as quoted on December 31, 2004 the last day of our most recent fiscal year, was $0.08.

                                                        Number of Unexercised Options at     Value of Unexercised In-The-Money
                   Shares Acquired                                 FY End 2004                   Options at FY End 2003 ($)
      Name           on Exercise      Value Realized      Exercisable/Unexercisable(1)          Exercisable/Unexercisable(2)
      ----           -----------      --------------      ----------------------------          ----------------------------

James A. Egide           -0-               -0-                      520,000/0                            $-0-/$-0-

William G. Isetta        -0-               -0-                      360,000/0                            $-0-/$-0-


(1) Includes shares of common stock subject to options exercisable within 60 days of December 31, 2004.

(2) Calculated based on the difference between the exercise price and the quoted price of a share of common stock on December 31, 2004.

(3) All options were subsequently terminated by the Board of Directors in June
2005.

                                       17

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of August 26, 2005 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                    Beneficial Ownership as of August 26, 2006
Name and Address                   --------------------------------------------
 of Beneficial Owner               Number of Shares (2)  Percentage of Class(3)
--------------------------------   ----------------      ----------------------
     Heritage Limited
     P.O. Box 1823
     Basseterre, St. Kitts BWI          5,866,211   (4)         23.46%

     AMEJ Foundation                    4,122,786   (5)         16.49%
     42 Digital Drive
     Novato, CA 94949

     C. R. Fedrick                      1,958,072                7.83%
     P.O. Box 688
     Novato, CA 94949


Directors and Executive Officers(1)
-----------------------------------

     James A. Egide                     5,554,572   (6)         22.22%

     Andrew Broughton                   2,073,307                8.29%

     William G. Isetta                  1,392,963   (7)          5.57%

     Michael D. Bard                      350,000                1.40%

     Gerald P. Richardson                  25,000                0.10%

     All offices and directors as a
     Group (5 persons)                  9,395,842               37.49%

(1) The business address of each of the directors and executive officers is P.O. Box 11927, Zephyr Cove, NV 89448.

(2) As of August 26, 2005, there were no outstanding options, warrants or other rights to acquire shares of Common Stock.

(3) The percentage indicated represents the number of shares of Common Stock divided by 24, 997,300, which is the number of shares of Common Stock issued and outstanding as of August 26, 2005.

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

As part of a private placement of convertible notes approved by the Company's Board of Directors Mr. James A. Egide purchased a Convertible Note from the Company with a face amount of $201,280. The note is convertible into 134,186 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 949,743 shares of Common Stock at $0.07 per share to Mr. Egide to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $160,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 1,371,429 shares of the its Common Stock to Mr. Egide at $0.07 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $80,000 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company.

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

ITEM 13. EXHIBITS

     Exhibit Number         Description of Exhibit
     --------------         ----------------------

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

          4.2               2000 Stock Option Plan **

          10.1 Form of proposed agreement with U.S. acquiring banks**

          10.2              Form of proposed agreement with gateway providers**

          10.3 Form of proposed agreement with transaction processors**

           21               Subsidiaries of Registrant **

          31.1              Certification of Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002*

          31.2              Certification of Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002*

          32.1 Certifications of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

          32.2 Certifications of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

** Incorporated herein by reference to our Registration Statement on Form 10-SB filed on April 3, 2001 and amended on June 3, 2001.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The Company's independent auditor for the years ended December 31, 2003 and 2004 was Hansen, Barnett & Maxwell ("Hansen Barnett"). The aggregate fees for professional services rendered by Hansen Barnett in connection with its audit of the Company's consolidated financial statements were $12,500 and $12,500 for the years ended December 31, 2004 and 2003, respectively.

     Audit Related Fees

     The aggregate fees for professional services rendered by Hansen Barnett for audit related services were $0 and $0 for the years ended December 31, 2004 and 2003, respectively.

     Tax Fees

     The aggregate fees for tax related professional services rendered by Hansen Barnett were $0 and $0 for the years ended December 31, 2004 and 2003, respectively.

     All Other Fees

     Hansen Barnett did not provide to the Company any other material services during the years ended December 31, 2004 and 2003.

                                   SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                             ORBIS DEVELOPMENT, INC.


                             By: /s/ JAMES A. EGIDE
                             ----------------------
                             James A. Egide
                             Chairman of the Board
                             Dated: September 30, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

    SIGNATURES                      TITLE                            DATE
    ----------                      -----                            ----

/s/ JAMES A. EGIDE          Chairman of the Board             September 30, 2005
------------------------    (Acting Principal Executive
James A. Egide              Officer)


/s/ WILLIAM G. ISETTA       Vice President, Chief Operating   September 30, 2005
------------------------    Officer, and Director
William G. Isetta


/s/ GERALD P. RICHARDSON    Director                          September 30, 2005
------------------------
Gerald P. Richardson


/s/ ANDREW BROUGHTON        Director                          September 30, 2005
------------------------
Andrew Broughton


/s/ MICHAEL D. BARD         Director and Principal            September 30, 2005
------------------------    Financial and Accounting
Michael D. Bard             Officer

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2004 and 2003








                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                             ORBIS DEVELOPMENT, INC.
                          (A Development Stage Company)


                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm....................  F-1

Consolidated Balance Sheets - December 31, 2004 and 2003...................  F-2

Consolidated Statements of Operations for the Years Ended December 31,
   2004 and 2003 and for the Period from January 27, 1997 (Date of
   Inception) through December 31, 2004....................................  F-3

Consolidated Statements of Stockholders' Deficit for the Period from
   January 27, 1997 (Date of Inception) through December 31, 2002 and for the Years Ended December 31, 2004 and 2003..........................  F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2004 and 2003 and for the Period from January 27, 1997 (Date of
   Inception) through December 31, 2004....................................  F-5

Notes to Consolidated Financial Statements.................................  F-7

 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128                  Member of AICPA Division of Firms
   Phone: (801) 532-2200                                Member of SECPS
    Fax: (801) 532-7944
      www.hbmcpas.com




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Orbis Development, Inc.

We have audited the accompanying consolidated balance sheets of Orbis Development, Inc. and subsidiaries (a development stage company) as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orbis Development, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

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



                                                   HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
September 13, 2005


                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

December 31,                                                 2004           2003
-------------------------------                          -----------    -----------
ASSETS
Current Assets
Accounts receivable                                      $      --      $     6,789
                                                         -----------    -----------
   Total Current Assets                                         --            6,789
                                                         -----------    -----------
Deposits,  net of amortization                                 1,500          1,500
                                                         -----------    -----------
Total  Assets                                            $     1,500    $     8,289
                                                         ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                         $   161,592    $   163,443
Accounts payable - related party                              15,017          5,800
Accrued expenses                                             427,977        218,697
Other current liabilities                                       --              725
Accrued litigation settlement                                150,000        150,000
Notes payable, current portion                             1,476,188        566,988
                                                         -----------    -----------
   Total Current Liabilities                               2,230,774      1,105,653
                                                         -----------    -----------
Long-Term Notes Payable, net of current portion                 --          909,200
                                                         -----------    -----------
Total Liabilities                                          2,230,774      2,014,853
                                                         -----------    -----------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
   authorized, none issued                                      --             --
Common stock - $0.001 par value; 25,000,000 shares
   authorized; 6,490,075 shares issued and outstanding         6,490          6,490
Additional paid-in capital                                 3,555,977      3,555,977
Deficit accumulated during development stage              (5,791,741)    (5,569,031)
                                                         -----------    -----------
   Total Stockholders' Deficit                            (2,229,274)    (2,006,564)
                                                         -----------    -----------
Total Liabilities and Stockholders' Deficit              $     1,500    $     8,289
                                                         ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                       ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF OPERATIONS


                                                                          For the Period
                                                                          from January 27,
                                                                           1997 (Date of
                                                  For the Years Ended    Inception Through
                                                      December 31,          December 31,
                                                  2004           2003           2004
                                              -----------    -----------    -----------
Revenue                                       $      --      $   102,273    $   233,460
Cost of revenue                                      --             --           27,587
                                              -----------    -----------    -----------
Gross Profit                                         --          102,273        205,873
                                              -----------    -----------    -----------
General and administrative expenses               (72,287)      (475,401)    (2,387,443)
Impairment of equipment                              --         (137,055)      (137,055)
Impairment of investment in securities               --         (428,840)    (1,270,840)
Gain on sale of investment                           --             --           32,857
Interest expense                                 (154,820)      (216,672)      (497,256)
Interest income                                      --               33         81,879
                                              -----------    -----------    -----------
Loss from Continuing Operations                  (227,107)    (1,155,662)     (3971,985)
                                              -----------    -----------    -----------
Discontinued Operations
   Loss from online casino operations                --             --       (1,390,390)
   Gain on sale of online casino operations          --             --          350,000
   Income (loss) from payment processing
     activities and ATM debit card
     operations                                     4,397         58,044       (779,366)
                                              -----------    -----------    -----------
Income (Loss) from Discontinued
  Operations                                        4,397         58,044     (1,819,756)
                                              -----------    -----------    -----------
Net Loss                                      $  (222,710)   $(1,097,618)   $(5,791,741)
                                              ===========    ===========    ===========
Basic and Diluted Income (Loss) Per
   Share
   Continuing operations                      $     (0.03)   $     (0.20)
   Discontinued operations                           0.00           0.01
                                              -----------    -----------
   Net Loss                                   $     (0.03)   $     (0.19)
                                              ===========    ===========
Basic and Diluted Weighted-Average
   Common Shares Outstanding                    6,490,075      5,919,859
                                              -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements


                                             ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                          Deficit
                                                                                                        Accumulated
                                                   Common Stock            Additional                    During the        Total
                                             --------------------------      Paid-in      Deferred      Development    Stockholders'
                                               Shares         Amount         Capital     Compensation       Stage         Deficit
                                             -----------    -----------    -----------   ------------    -----------    -----------
Balance at January 27, 1997 (Date of
  Inception)                                        --      $      --      $      --      $      --      $      --      $      --
Issuance of common stock for compensation
  from the reorganization of Cyber Games,
  Ltd., March 1997, $0.10 per share            3,002,500          3,003        297,247           --             --          300,250
Issuance for cash in 1997 in private
  placement at $4.00 per share, net of
  $14,394 offering costs                         210,000            210        825,396           --             --          825,606
Conversion of shareholder loans, January
  through September 1998, $0.50 per share        425,530            426        212,339           --             --          212,765
Issuance for cash in 1998 in private
  placement at $0.50 per share                 1,064,470          1,064        531,171           --             --          532,235
Shares redeemed in 1998 for disposition of
  online casino operations at $0.50 per
  share                                         (700,000)          (700)      (349,300)          --             --         (350,000)
Shares redeemed in 1998 for $3.25 per
  share                                          (10,000)           (10)       (32,490)          --             --          (32,500)
Shares redeemed in 1998 for $0.40 per
  share                                         (900,000)          (900)      (359,100)          --             --         (360,000)
Compensation from 1998 grant of stock
  options                                           --             --            1,500           --             --            1,500
Issuance for cash in 1999 at $0.50 per
  share                                          420,000            420        209,580           --             --          210,000
Issuance in exchange for 1999 cancellation
  of option, at $0.50 per share                   10,000             10          4,990           --             --            5,000
Shares redeemed in 1999 for cash at $1.25
  per share                                       (8,000)            (8)        (9,992)          --             --          (10,000)
Issuance in 2000 for cash and the sale of
MasterCoin equipment, leaseholds and other
  assets at $0.63 per share                    1,600,000          1,600      1,013,400           --             --        1,015,000
Grant of restricted stock in 2000                100,000            100        124,900       (125,000)          --             --
Issuance in 2000 for cash, $2.00 per
  share, net of offering costs of $25,000        231,250            231        437,269           --             --          437,500
Amortization of restricted stock                    --             --             --          125,000           --          125,000
Issuance in 2001 for cash in a private
  placement at $2.00 per share                    71,250             71        142,429           --             --          142,500
Exercise of stock options in 2001 at $1.25
  per share                                       12,000             12         14,988           --             --           15,000
Exercise of stock options in 2002 at $1.41
  per share                                      205,625            206        288,271           --             --          288,477
Net loss for  the period from January 27,
  1997 through December 31, 2002                    --             --             --             --       (4,471,413)    (4,471,413)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2002
                                               5,734,625          5,735      3,352,598           --       (4,471,413)    (1,113,080)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Conversion of note payable and accrued
interest, $0.12 per share                        500,000            500         60,000           --             --           60,500
Issuance as payment on line of credit,
  $0.30 per share                                200,000            200         59,800           --             --           60,000
Proceeds from sale of investments to
  related parties                                   --             --           67,000           --             --           67,000
Exercise of stock options, $0.30 per share        55,450             55         16,579           --             --           16,634
Net loss for the year ended December 31,
  2003                                              --             --             --             --       (1,097,618)    (1,097,618)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2003                   6,490,075          6,490      3,555,977           --       (5,569,031)    (2,006,564)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Net loss for the year ended December 31,
  2004                                              --             --             --             --         (222,710)      (222,710)
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance at December 31, 2004                   6,490,075          6,490      3,555,977     (5,791,741)    (2,229,274)          --
                                             ===========    ===========    ===========    ===========    ===========    ===========


                    The accompanying notes are an integral part of these consolidated financial statements.


                             ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        For the Period
                                                                                        from January 27,
                                                                                         1997 (Date of
                                                                For the Years Ended    Inception Through
                                                                    December 31,          December 31,
                                                                2004           2003           2004
                                                            -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                    $  (222,710)    (1,097,618)    (5,791,741)
Adjustments to reconcile net loss to net cash
   used by operating activities:
  Stock issued for research and development services               --             --          300,250
  Depreciation and amortization                                    --           69,399        118,170
  Provision for impairment of equipment                            --          137,055        137,055
  Amortization of imputed interest                                 --           61,413        147,700
  Compensation from stock options and restricted stock             --             --          303,727
  Gain on sale/disposition of investment                           --             --          (32,857)
  Gain on sale of discontinued operations                          --             --         (365,241)
  Provision for impairment of investments in securities            --          428,840      1,270,840
  Interest income converted to common stock of investee            --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                                --           91,286        (39,908)
    Merchant deposits                                              --          223,231           --
    Cash reserves and amounts held for merchant clearings          --          271,808           --
    Accounts receivable                                           6,789        131,807           (167)
    Other current assets                                           --            4,150           --
    Accounts payable and accrued expenses                       216,646        235,158        717,403
    Merchant settlements payable                                   --         (371,278)        82,058
    Merchant reserves                                              --         (358,848)          --
    Other current liabilities                                      (725)       (18,615)         8,409
                                                            -----------    -----------    -----------
  Net Cash Used by Operating Activities                            --         (192,212)    (3,180,302)
                                                            -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                       --             --         (180,000)
Collections on notes receivable - related party                    --             --           78,017
Investments in securities                                          --             --       (1,255,000)
Proceeds from sale of investments                                  --             --          170,000
Proceeds from sale of investment to related party                  --           50,000         50,000
Long-term deposits                                                 --              183        (21,562)
Purchase of software and equipment                                 --             --         (193,252)
                                                            -----------    -----------    -----------
  Net Cash Provided by (Used in) Investment Activities             --           50,183     (1,351,797)
                                                            -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment, subsequently
  characterized as notes payable                                   --             --          250,000
Proceeds from issuance of common stock                             --             --        3,162,841
Proceeds from stock options exercised                              --             --           42,500
Redemption of common stock                                         --             --         (402,500)
Proceeds from borrowings                                           --          165,000      1,646,890
Payments of borrowings                                             --          (29,632)      (167,632)
                                                            -----------    -----------    -----------
  Net Cash Provided by Financing Activities                        --          135,368      4,532,099
                                                            -----------    -----------    -----------
Net (Decrease) Increase in Cash                                    --           (6,661)          --
Cash - Beginning of Period                                         --            6,661           --
                                                            -----------    -----------    -----------
Cash - End of Period                                        $      --      $      --      $      --
                                                            ===========    ===========    ===========
Cash Paid for Interest                                      $      --      $    19,125
                                                            ===========    ===========


                   The accompanying notes are an integral part of these statements


                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)



                                                            For the Years Ended
                                                                December 31,
                                                            --------------------
                                                              2004        2003
                                                            -------     --------
Supplemental Disclosure of Noncash Investing and
  Financing Activities
Transfer of merchant reserves to accounts payable           $  --       $ 41,029
                                                            =======     ========
Accrual for anticipated equipment purchase                  $  --       $ 50,000
                                                            =======     ========
Accrued interest and debt settled with stock                $  --       $120,500
                                                            =======     ========
Exercise of options through settlement of accrued
payroll                                                     $  --       $ 16,634
                                                            =======     ========
Transfer of deferred revenue to notes payable               $  --       $250,000
                                                            =======     ========
Convertible notes and payables transferred to
settlement                                                  $  --       $150,000
                                                            =======     ========
Accrued interest transferred to notes payable               $  --       $ 15,363
                                                            =======     ========
Purchase of investment through settlement of wages          $  --       $ 17,000
                                                            =======     ========




        The accompanying notes are an integral part of these consolidated financial statements

                                       F-6

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Operations - Orbis Development, Inc. (the "Company" or "Orbis") was organized on January 27, 1997 under the laws of the state of Nevada. Orbis is a development stage company that has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers and its efforts to market credit card services of international credit card processors to merchants. With the exception of licensing pari-mutuel software, Orbis discontinued, sold or abandoned each of these previous operations.

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

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, and its efforts to market credit card services of international credit card processors to merchants in early 2004 and has not had substantial revenue generating activity. The Company has generated minimal revenues during 2003 from its continuing operations. Additionally, it has accumulated losses since inception of $5,791,741 and $222,710 during 2004, and has used cash in operating activities since inception of $3,180,302 and $0 during 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business sufficient to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Trade Accounts Receivable -- The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. At December 31, 2004, the Company had no accounts receivable.

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Equipment and Software-Equipment and software is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which range from two to five years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations. Depreciation expense for the years ended December 31, 2004 and 2003 was $0 and $69,399, respectively.

It is the Company's policy to periodically review the continued usefulness of all equipment and software in pursuing its plans. Equipment and software where future net cash flow from use or sale of the asset is less than the carrying amount or are no longer useful to the plans of the Company are considered impaired. During the year ended December 31, 2003 the Company concluded that their equipment and software had no value and provided an impairment totaling $137,055.

Revenue Recognition - Revenue from licensing the Company's pari-mutuel software is recognized when persuasive evidence of a licensing arrangement exists, the fee is fixed or determinable, the software has been delivered and fully installed at an Internet OTB site, and collectability is probable.

Stock-Based Compensation - At December 31, 2004, the Company had one stock-based employee compensation plan, and has granted individual options, which are described more fully in Note 11. The Company accounts for the plan and the options under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans and the options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:


For the Years Ended December 31,                               2004           2003
                                                           -----------    -----------
Net loss, as reported                                      $  (222,710)   $(1,097,618)
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                       (5,557)       (39,534)
                                                           -----------    -----------
Pro forma net loss                                         $  (228,267)   $(1,137,512)
                                                           ===========    ===========
Basic and diluted loss per common shares as reported       $     (0.03)   $     (0.19)
Basic and diluted loss per common shares pro forma               (0.04)         (0.19)
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

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2004 and 2003 there were 2,637,271 and 3,220,446 potentially issuable common shares, comprising 1,178,500 and 1,761,675 shares issuable for stock options and 1,458,771 and 1,458,771 shares issuable under outstanding convertible notes, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

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

During the year ended December 31, 2003, the one sixth interest the Company held was transferred to a related party in payment for salaries, this transfer resulted in a $17,000 contribution to additional paid in capital.

NOTE 5 - ATM DEBIT CARD SERVICES

In June 2002 the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. The ATM debit card operations incurred a loss of $67,100 on revenues of approximately $169,000 during 2003.

During 2002, the Company's segregated cash designated for merchant reserves and deposits were under funded by approximately $126,000. During 2003, borrowings were used to cover the under funding.

NOTE 6 - INTERNATIONAL CREDIT CARD SERVICES

In October 2002 the Company began its efforts to market credit card services of international credit card processors to merchants. These services were discontinued in early 2004. Revenues and profit of approximately $4,400 and $104,500 were generated by the international credit card services operations during 2004 and 2003, respectively.

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

Orbis contracted for the development of a proprietary application of pari-mutuel software for approximately $171,000. At December 31, 2002, the Company had paid $121,619 for the software, had received a working model of the software and capitalized the cost incurred. Certain additional features for this software were required to satisfy obligations for the royalty participation arrangement and the Company expected it may incur additional expenditures ranging from $50,000 to $60,000. Accounts payable and capitalized software at December 31, 2002 included an estimate of $50,000 payable to the software developer related to this commitment. During 2003, Global was unable to perform its obligations under the royalty participation arrangement, the Company has reduced the estimated additional costs for software development to $0. During the year ended December 31, 2003, the Company concluded that the software had no value and provided an impairment totaling $74,323.

Recognition of the $250,000 of revenue from the sale of the software to the participants was deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form. During 2005, the Company converted this deferred revenue to a note payable and accrued interest at 10% from the date the funds were initially received. In June 2005, the Company paid the parties to the royalty

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006.

NOTE 8 - INVESTMENT IN SECURITIES

The Company invested in several privately owned companies, which generally represent strategic partners or other entities that the Company anticipated would provide products and services that related to, supported, or were otherwise compatible with the Company's business pursuits. At December 31, 2004, the investments are in common stock, common equivalent securities, and debt instruments. Ownership interests in common stock and equivalent securities range from 0.2% to 16.7% of each investee. None of these investments were made for purposes of trading or with the intention of selling them in the near term. None of these investments have a readily determinable fair market value and are stated at historical cost, less an allowance for impairment when circumstances indicate an investment has been impaired. The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment.

Indicators of impairment stemming from delays in reaching commercial viability, inability to generate sufficient cash flows and other recent developments resulted in the Company impairing all of their investments to zero and recognizing $428,840 of impairment during 2003.

During 2002, in relation to the sale of the domestic payment processing activities, the Company received a $15,000 or one-sixth ownership interest in the new privately held entity that is related due to common ownership of officers of Orbis. During the year ended December 31, 2003, the one sixth interest the Company held was transferred to a related party in payment for salaries, this transfer resulted in a contribution to additional paid in capital of $17,000. During 2003, the Company sold one of its investments for cash of $50,000 to its Chairman, this transfer resulted in a contribution to additional paid in capital of $50,000.

NOTE 9 -- INCOME TAXES

The components of the net deferred tax asset at December 31, 2004 and 2003 are as follows:

For the Years Ended December 31,                      2004              2003
-----------------------------------                -----------      -----------
Depreciation                                       $      --        $    11,947
Operating loss carry forwards                        1,528,207        1,440,538
Impairment of investment in securities                 415,140          415,140
Valuation allowance                                 (1,943,347)      (1,867,625)
                                                   -----------      -----------
Net Deferred Tax Asset                             $      --        $      --
                                                   -----------      -----------

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The Company has tax operating loss carry forwards totaling approximately $4,495,000 at December 31, 2004 that will expire if unused from 2018 through 2024.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                        2004             2003
----------------------------------                   ---------        ---------
Tax benefit at statutory rate of 34%                 $  75,722        $ 392,925
Change in valuation allowance                          (75,722)        (392,925)
                                                     ---------        ---------
Provision for Income Taxes                           $    --          $    --


NOTE 10 - NOTES PAYABLE

Short-Term Notes Payable - During 2003 and 2002, the Company borrowed $5,000 and $23,000 from an officer and employee through the issuance of unsecured notes bearing interest at 10% and 9%, respectively. During 2003, $23,000 of these notes was repaid. These notes are due on demand. As of December 31, 2004 and 2003, the Company had outstanding borrowings of $5,000. The $5,000 note was paid in June 2005 with accrued interest through the issuance of common stock at $0.07 per share

During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from Bigwater Technologies, Inc., a related party. The note bears interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $14,289 during the second quarter of 2003, including an extension fee of $2,000. The note was paid in full with accrued interest during the fourth quarter of 2003 by the issuance of 500,000 shares of the Company's common stock at $0.12 per share.

During 2003, the Company borrowed $115,000 from a shareholder through the issuance of unsecured notes bearing interest at 10%. In March 2005, the notes were repaid by the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. In October 2003, the interest rate was increased to 10%. During the year ended December 31, 2003 the Company received borrowings of $60,363, which included accrued interest of $15,363, and repaid $60,000 through the issuance of 200,000 shares of the Company's common stock at $0.30 per share and paid $13,371 for interest in cash. At December 31, 2003, $3,012 remained available for future borrowings. In June 2005, the agreement was amended to extent the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006.

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

On December 31, 2002, holders of convertible notes with a face value of $552,400 signed an extension and modification agreement to extend the due date from October 1, 2003 to January 1, 2005. The agreement permited the note holders to convert the principal amount of the notes at any time prior to maturity into common stock at a conversion rate of $0.65 per share which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after the original maturity date.

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

Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes. On June 20, 2005, the Company and certain of its directors entered into a settlement agreement wherein the Company and directors agreed to pay the holders a series of payments totaling $150,000 to settle the $90,000 in notes payable, accrued interest and other payables.

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

On December 31, 2002, the note holder signed an extension and modification agreement whereby the due date was modified to January 1, 2005. The modification agreement permited the note holder, at any time, to convert the principal amount of the notes plus accrued interest through October 1, 2003 into common stock at a conversion rate of $0.65 per share, which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after October 1, 2003, with the initial payment due December 2003.

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

                    ORBIS DEVELOPMENT, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred Revenue Promissory Notes--The Company was unable to meet its obligations under its $250,000 Royalty Participation Agreement (see Note 7), therefore, in June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006.

Notes payable are summarized as follows:

December 31                                                         2004         2003
-------------------------------------------------------------    ----------   ----------
10% notes payable to related party, due on demand, unsecured     $    5,000   $    5,000
10% notes payable to shareholder, due on demand, unsecured          115,000      115,000
8-10% revolving credit loan, unsecured, due December 31, 2007       196,988      196,988
                                                                 ----------   ----------
Promissory notes, unsecured, due December 31, 2007,  bearing
  interest at 8% to 10%                                             552,400      552,400
                                                                 ==========   ==========
Deferred revenue promissory notes, unsecured, due December 31,
  2007, bearing interest at 10%                                     250,000      250,000
Series A and B promissory notes, unsecured, due December 31,
  2007, bearing interest at 8% to 10%                               356,800      356,800
                                                                 ----------   ----------
Total notes payable less unamortized discount                     1,476,188    1,476,188
Less:  current portion                                            1,476,188      566,988
                                                                 ----------   ----------
Long-Term Notes Payable                                          $     --     $  909,200
                                                                 ==========   ==========

NOTE 11 - STOCK OPTIONS

Non-Qualified Options - During 2004, the Company did not grant options for the purchase shares of common stock. During 2003, the Company granted options for the purchase of 650,000 shares of common stock to seven employees. The options had an exercise price of $0.30 per share, which was equal to the fair value of the Company's common stock on the dates granted. These options vested on the date granted. Also during 2003, options for 27,150 shares were exercised to settle employee bonuses of $8,145 and 372,725 options were forfeited.

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


During 2004, the Company did not grant options for the purchase of shares of common stock.

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

At December 31, 2004 and 2003, there were 411,050 qualified options available for future grants under the Plan. A summary of stock option activity for the years ended December 31, 2004 and 2003 is as follows:

                                                                                  Weighted
                                                              Exercise Price       Average
                                                  Options         Range        Exercise Price
                                                 ---------    -------------    --------------
Balance December 31, 2002                        1,051,675    $0.30 - $2.00         $1.33
   Granted                                         710,000            $0.30         $0.30
                                                 ---------    -------------         -----
   Exercised                                       (55,450)           $0.30         $0.30
   Forfeited                                      (527,725)   $0.30 - $2.00         $1.10
                                                 ---------    -------------         -----
Balance December 31, 2003 and 2004               1,178,500    $0.30 - $2.00         $0.86
Options exercisable at December 31, 2003         1,090,500    $0.30 - $2.00         $0.84
                                                 ---------    -------------         -----
Options exercisable at December 31, 2004         1,158,500    $0.30 - $2.00         $0.87
                                                 ---------    -------------         -----
Weighted-average fair value of options granted:
During the year ended December 31, 2003                                             $0.13
During the year ended December 31, 2004                                              n/a
                                                 ---------    -------------         -----

The fair value of stock options was determined at the grant dates using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 2004 and 2003, respectively: risk-free interest rate of 2.2%, dividend yield of 0%, volatility of 95%, and expected lives of 3.0 years.

A summary of the options outstanding and exercisable as of December 31, 2004 follows:

                                 Weighted-
                                  Average     Weighted-               Weighted-
  Range of                       Remaining     Average                 Average
  Exercise         Number       Contractual   Exercise     Number     Exercise
   Prices        Outstanding        Life        Price    Exercisable    Price
   ------        -----------        ----        -----    -----------    -----
$0.30 - $0.99      560,000       3.7 Years      $0.30      540,000      $0.30
$1.00 - $1.25      513,500       1.9 Years      $1.23      513,500      $1.23
$1.26 - $2.00      105,000       1.6 Years      $2.00      105,000      $2.00
                 ---------                               ---------
$0.30 - $2.00    1,178,500                               1,158,500


On June 20, 2005 all outstanding options were cancelled.

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


NOTE 13 - SUBSEQUENT EVENTS (Unaudited)

Stock Options - On June 24, 2005, the Board of Directors cancelled all 1,178,500 outstanding stock options.

Notes Payable - On March 2, 2005 the Board authorized the issuance of 4,228,038 shares of the Company's common stock at $0.07 per share to pay all accrued interest on notes payable through December 31, 2004 in the amount of $295,963 on all notes payable except the $5,000 demand note and the $250,000 deferred revenue promissory notes. Also on March 2, 2005, the Board authorized the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share to pay-off short-term notes in the amount of $115,000.

On June 24, 2005, the Board authorized the issuance of 6,788,573 shares of the Company's common stock at $0.07 per share to pay all accrued interest on notes payable and the line of credit through December 31, 2005 in the amount of $95,700 and one half of the original principal balances on the notes payable in the amount of $379,500.

On June 24, 2005, because the Company was unable to meet its obligations under the royalty participation agreement, we restructured the royalty participation agreement to allow for the repayment of original amount funded and interest at a rate of 10% per annum through December 31, 2005. On June 24, 2005, the Company repaid $50,000 of the original amount and interest through December 31, 2005 of $150,000 by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for $200,000 which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006.

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

On June 24, 2005, the Company issued 1,650,000 shares of common stock to two directors at $0.07 for their assumption 0f $60,000 in legal fees, $44,000 in liabilities for merchant deposits and the payment of $14,000 of operating expenses paid by shareholders