Form 10QSB
period 2005-03-31
ORBIS DEVELOPMENT INC
filed 2005-10-04
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

[1] Yes   No X  [2] Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of September 26, 2005.

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
PART I     Financial Information

Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited) --
              March 31, 2005 and December 31, 2004                           1

           Condensed Consolidated Statements of Operations
             (Unaudited) - For the Three Months Ended March 31,
             2005 and 2004 and For the Period from January 27, 1997
             (Date of Inception) through March 31, 2005                      2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) - For the Three Months Ended March 31,
             2005 and 2004 and for the Period from January 27, 1997
             (Date of Inception) through March 31, 2005                      3

           Notes to Condensed Consolidated Financial Statements              4

Item 2     Management's Discussion and Analysis or Plan of Operation        10

Item 3     Controls and Procedures                                          12

PART II    Other Information

Item 1     Legal Proceedings                                                12

Item 2     Changes in Securities                                            13

Item 6     Exhibits                                                         13

Signature Pages                                                             14


                                PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                    ORBIS DEVELOPMENT, INC.
                                 (A Development Stage Company)
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                                     March 31,     December 31,
                                                                       2005            2004
                                                                    -----------    -----------
                                          ASSETS
Deposits, net of amortization                                              --            1,500
                                                                    -----------    -----------
          Total Assets                                              $      --      $     1,500
                                                                    -----------    -----------

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $   153,879    $   161,592
  Accounts payable related party                                         15,012         15,017
  Accrued expenses                                                      267,905        427,977
  Litigation settlement                                                 150,000        150,000
  Notes payable                                                       1,210,988      1,476,188
                                                                    -----------    -----------
    Total Current Liabilities                                         1,795,002      2,230,774
                                                                    -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     13,146,100 and 6,490,075 shares issued and outstanding at
     March 31, 2005 and December 31, 2004, respectively                  13,146          6,490
  Additional paid in capital                                          4,015,243      3,555,977
  Deficit accumulated during development stage                       (5,823,391)    (5,791,741)
                                                                    -----------    -----------
     Total Stockholders' Deficit                                     (1,795,002)    (2,229,274)
                                                                    -----------    -----------

Total Liabilities and Stockholders' Deficit                         $      --      $     1,500
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


                                      ORBIS DEVELOPMENT, INC.
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)


                                                                                       For The Period From
                                                                                    January 27, 1997 (Date of
                                                                For the Three Months   Inception) through
                                                                   Ended March 31,          March 31,
                                                                2005            2004          2005
                                                             -----------    -----------    -----------
Revenue                                                      $      --      $      --      $   233,460
Cost of revenue                                                     --             --           27,587
                                                             -----------    -----------    -----------
Gross Profit                                                        --             --          205,873

General and administrative expense                                (1,500)       (38,947)    (2,388,943)
Impairment of equipment and software                                --             --         (137,055)
Impairment of investment in securities                              --             --       (1,270,840)
Gain on sale of investments                                         --             --           32,857
Interest expense                                                 (30,150)       (38,705)      (527,406)
Interest income                                                     --             --           81,879
                                                             -----------    -----------    -----------
Loss from Continuing Operations                                  (31,650)       (77,652)    (4,003,635)
                                                             -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                                --             --       (1,390,390)
  Gain on sale of online casino Operations                          --             --          350,000
  Profit (loss) from payment processing activities and ATM
      Debit card operations                                         --            4,397       (779,366)
                                                             -----------    -----------    -----------
Loss from Discontinued Operations                                   --            4,397     (1,819,756)
                                                             -----------    -----------    -----------
  Net Loss                                                   $   (31,650)   $   (73,255)   $(5,823,391)
                                                             ===========    ===========    ===========
Basic and Diluted Loss Per Share
    Continuing operations                                    $     (0.00)   $     (0.01)
    Discontinued operations                                  $      --      $      --
                                                             -----------    -----------
  Net Loss Per Share                                         $     (0.00)   $     (0.01)
                                                             ===========    ===========

Basic and Diluted Weighted-Average Shares Outstanding          8,584,105      6,490,075
                                                             -----------    -----------



 The accompanying notes are an integral part of these condensed consolidated financial statements.


                                       ORBIS DEVELOPMENT, INC.
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                           For the Period
                                                                                           from January 27,
                                                                                            1997 (Date of
                                                                  For the Three Months        Inception)
                                                                     Ended March 31,           through
                                                               --------------------------     March 31,
                                                                   2005           2004           2005
                                                               -----------    -----------    -----------
Cash Flows from Operating Activities
  Net loss                                                     $   (31,650)   $   (73,255)   $(5,823,391)
  Adjustment to reconcile net loss to net cash used by
     operating activities:
    Stock issued for research and development services                --             --          300,250
    Depreciation and amortization                                     --             --          118,170
    Provision for impairment of equipment                             --             --          137,055
    Amortization of imputed interest                                  --             --          147,700
    Compensation from stock options and restricted stock              --             --          303,727
    Gain on sale of investments                                       --             --          (32,857)
    Gain on sale of discontinued operations                           --             --         (365,241)
    Provision for impairment of investments in securities             --             --        1,270,840
    Interest income converted to common stock of investee             --             --          (36,000)
    Changes in operating assets and liabilities:
       Restricted cash                                                --             --          (39,908)
       Accounts receivable                                            --            6,789           (167)
       Accounts payable and accrued expenses                        30,150         67,888        747,553
       Merchant settlements payable                                   --             --           82,058
       Other current liabilities                                      --             (725)         8,409
                                                               -----------    -----------    -----------
    Net Cash Provided (Used) by Operating Activities                (1,500)           697     (3,181,802)
                                                               -----------    -----------    -----------

Cash Flows from Investing Activities
    Issuance of notes receivable - related party                      --             --         (180,000)
    Collections of notes receivable - related party                   --             --           78,017
    Investments in securities                                         --             --       (1,255,000)
    Proceeds from sales of investments                                --             --          170,000
    Proceeds from sale of investment to related party                 --             --           50,000
    Long-term deposits                                               1,500           --          (20,062)
    Purchase of software and equipment                                --             --         (193,252)
                                                               -----------    -----------    -----------
    Net Cash Flows Used in Investment Activities                     1,500           --       (1,350,297)
                                                               -----------    -----------    -----------

Cash Flows from Financing Activities
    Proceeds from deferred royalty payment                            --             --          250,000
    Proceeds from issuance of common stock                            --             --        3,162,841
    Proceeds from stock options exercised                             --             --           42,500
    Redemption of common stock                                        --             --         (402,500)
    Proceeds from borrowings                                          --             --        1,646,890
    Payments of borrowings                                            --             --         (167,632)
                                                               -----------    -----------    -----------
    Net Cash Provided by (Used in) Financing Activities               --             --        4,532,099
                                                               -----------    -----------    -----------

Net Increase in Cash                                                  --              697           --
Cash - Beginning of Period                                            --             --             --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $      --      $       697    $      --
                                                               ===========    ===========    ===========

Supplemental Cash Flow Information
                                                               ===========    ===========
    Cash Paid for Interest                                     $      --      $      --
                                                               ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
                                                               ===========    ===========
Non-cash accounts payable converted to common stock            $    10,500    $      --
Accrued interest and notes payable converted to common stock   $   410,963    $      --
Accrued liabilities converted to common stock                  $    44,459    $      --


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        3

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The unaudited condensed financial statements of Orbis Development, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on October 4, 2005.

In the opinion of our management, all adjustments (consisting of normal recurring accruals and impairment provisions to adjust the carrying value of investments to fair value) considered necessary for a fair presentation have been included. Results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company did not generate any revenue from continuing operations during the three months ended March 31, 2005 and only $233,460 since inception on January 27, 1997. Additionally, it has accumulated losses of $31,650 during the three months ended March 31, 2004 and losses since inception of $5,823,391. The Company has used cash in operating activities since inception of $3,181,802. During the three months ended March 31, 2004 The Company issued 6,656,023 shares of its common stock to make principal payments on notes payable of $265,200, to pay accrued interest of $145,763, to pay accrued payroll of $44,459 and to pay $10,500 of other debt. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation - At March 31, 2005 the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2005 there were 2,634,271 potentially issuable common shares, comprising 1,178,500 shares issuable for stock options and 1,458,771 shares issuable under outstanding convertible notes. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

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

Recognition of the $250,000 of revenue from the sale of the software to the participants has been deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form. . In June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum through December 31, 2005 and returned $50,000 of the original amount by issuing 2,857,144 shares of common stock at $0.07 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for $200,000 which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January

NOTE 4 - NOTES PAYABLE

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

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 9%. As amended interest rate was increased to 10% and matured on December 31, 2005. During the years ended December 31, 2003 and 2002 the Company received borrowings of $60,363 and $188,125, and repaid $60,000 and $38,000, respectively. The repayment during the year ended December 31, 2003 was made by the issuance of 200,000 shares of the Company's common stock at $0.30 per share. At December 31, 2003 and 2002 $3,012 and $3,375 remained available for future borrowings, respectively. In June 2005, the agreement was amended to extend the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006.

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

Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes and can still convert their notes into common stock at the rate of $1.50 per share at any time prior to maturity on October 1, 2003. On June 20,

2005, the Company and certain of its directors entered into a settlement agreement wherein the Company and directors agreed to pay the holders a series of payments totaling $150,000 to pay the $90,000 in notes, accrued interest and other expenses. If the Company fails to make the first two payments of $45,000 each, the first due within 15 days of the agreement, and the second 120 days after the first payment, the named directors are jointly and severally liable for the payments. In June 2005, two of the directors loaned the Company $45,000 to make the first payment. Final payment of $60,000 is due not later than January 5, 2007 less any prior payments, said payments to be made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of the Company's gross income, fees and rentals. Payment of these amounts are secured by the Company's investment in securities as well as certain security investments of the Chairman.

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

NOTE 5 - SETTLEMENT AGREEMENT

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

NOTE 6 -- SUBSEQUENT EVENTS

Stock Options - On June 24, 2005, the Board of Directors cancelled all 1,178,500 outstanding stock options.

Notes Payable - On June 24, 2005, the Board authorized the issuance of 6,788,573 shares of the Company's common stock at $0.07 per share to pay all accrued interest on notes payable and the line of credit through December 31, 2005 in the amount of $95,700 and one half of the original principal balances on the notes payable in the amount of $379,500.

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

Other Issuances of Common Stock - On June 24, 2005, the Company issued additional shares of common stock at $0.07 to pay for legal fees associated with the Settlement Agreement mentioned in the amount of $60,000 by the issuance of

821,428 shares to two directors of the Company who have assumed responsibility for pay the legal fees, the assumption of $44,000 in liabilities for merchant deposits by a shareholder by the issuance of 628,572 shares, and the payment of $14,000 of operating expenses by the issuance of 200,000 shares.

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

Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $233,460 of revenue from operations of its core business activities, pari-mutuel software licensing, and $0 during the three months ended March 31, 2005. Orbis has incurred losses through March 31, 2005 of approximately $5,823,391, $31,650 during the three months ended March 31, 2005. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through March 31, 2005 Orbis has generated approximately $4,532,000 in net proceeds from private placement offerings and other financing activities. From inception through March 31, 2005, Orbis used cash in operating activities of $3,182,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,350,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of March 31, 2005, our current assets and current liabilities were $0 and $1,795,000, respectively. On March 2, 2005 the Board authorized the issuance of 4,228,038 shares of the Company's common stock at $0.07 per share to pay all accrued interest through December 31, 2004 of $145,763 and principal on notes payable of $150,200. Also on March 2, 2005, the Board authorized the issuance of 1,642,857 shares of the Company's common stock at $0.07 per share to pay-off short-term notes in the amount of $115,000, 635,128 shares of its common stock at $0.07 to pay payroll expenses of $44,459 and 150,000 shares of common stock at $0.07 to pay $10,500 of other operating expenses.

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

ITEM 3 - CONTROLS AND PROCEDURES

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


                           PART II--OTHER INFORMATION

ITEM 1 Legal Proceedings

Settlement Agreement - On June 20, 2005 the Company entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court Western District of Michigan, in November 2003 for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs. Pursuant to the Agreement, the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 is due within 120 days of the first payment. A minimum total third payment of $30,000 is due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

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

ITEM 2 Changes in Securities

During the three months ended March 31, 2005, the Company issued 6,656,023 shares of its Common Stock to notes-holders and employees to pay note principal, interest, payroll and other expenses.

ITEM 6 Exhibits

Exhibit Number      Description of Exhibit
--------------      ----------------------
     31.1           Certification of Principal Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

     31.2           Certification of Principal Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

     32.1           Certifications of Principal Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

     32.2           Certifications of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ORBIS DEVELOPMENT, INC.
                             -----------------------
                                   Registrant


Date:  September 30, 2005         By: /S/ James A. Egide
       ------------------         ----------------------
                                    James A. Egide
                                    Chairman of the Board Directors
                                    (Principal Executive Officer)


Date:  September 30, 2005         By: /S/ Michael D. Bard
       ------------------         -----------------------
                                    (Principal Financial and Accounting Officer)