Form 10QSB
period 2005-06-30
ORBIS DEVELOPMENT INC
filed 2005-10-04
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition periods from ________to________
                        Commission file number 000-32509

                             ORBIS DEVELOPMENT, INC.
              ----------------------------------------------------
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
                                                                       --------
PART I   Financial Information

Item 1   Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited)  --
            June 30, 2005 and December 31, 2004                             1

         Condensed Consolidated Statements of Operations (Unaudited) -
           For the Three and Six Months Ended June 30, 2005 and 2004
           and For the Period from January 27, 1997 (Date of
           Inception) through June 30,
           2005                                                             2

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
           For the Six Months Ended June 30, 2005 and 2004 and for the
           Period from January 27, 1997
           (Date of Inception) through June 30, 2005                        3

         Notes to Condensed Consolidated Financial Statements               4

Item 2   Management's Discussion and Analysis or Plan of Operation          9

Item 3   Controls and Procedures                                            11

PART II  Other Information

Item 1   Legal Proceedings                                                  11
Item 2   Changes in Securities                                              11
Item 6   Exhibits and Reports on Form 8-K                                   12

Signature Pages                                                             12


                                                PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                                   ORBIS DEVELOPMENT, INC.
                                                (A Development Stage Company)
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                                         (UNAUDITED)
                                                                                              June 30,      December 31,
                                                                                                2005             2004
------------------------------------------------------------------------------------------------------------------------
                                                                 ASSETS
Current Assets:
  Prepaid interest                                                                           $    60,300      $      --
  Other prepaid expenses                                                                          14,000             --
-------------------------------------------------------------------------------------------------------------------------
     Total Current Assets                                                                         74,300             --
Deposits, net of amortization                                                                       --              1,500
-------------------------------------------------------------------------------------------------------------------------
          Total Assets                                                                       $    74,300      $     1,500
=========================================================================================================================

                                                 LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                                           $    91,097      $   161,592
  Accounts payable related party                                                                    --             15,017
  Accrued expenses                                                                                  --            427,977
  Litigation settlement                                                                          105,000          150,000
  Notes payable                                                                                   45,000        1,476,188
-------------------------------------------------------------------------------------------------------------------------
    Total Current Liabilities                                                                    241,097        2,230,774
Notes Payable                                                                                    826,488             --
-------------------------------------------------------------------------------------------------------------------------
         Total Liabilities                                                                     1,067,585        2,230,774
-------------------------------------------------------------------------------------------------------------------------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued
                                                                                                    --               --
  Common stock -- $0.001 par value; authorized 25,000,000 shares; 24,997,300 and
     6,490,075 shares issued and outstanding at June 30, 2005 and December 31,
     2004, respectively                                                                           24,997            6,490
  Additional paid in capital                                                                   4,835,259        3,555,977
  Deficit accumulated during development stage                                                (5,853,541)      (5,791,741)
-------------------------------------------------------------------------------------------------------------------------
     Total Stockholders' Deficit                                                                (993,285)      (2,229,274)
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficit                                                  $    74,300      $     1,500
==========================================================================================================================






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




                                                           ORBIS DEVELOPMENT, INC.
                                                        (A DEVELOPMENT STAGE COMPANY)
                                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)

                                                                                                                For The Period From
                                                                                                                  January 27, 1997
                                                                                                                 Date of Inception)
                                                              For the Three Months           For the Six Months    through June 30,
                                                                Ended June 30,                Ended June 30,            2005
                                                       ---------------------------------- ------------------------------------------
                                                           2005             2004           2005            2004           2005
------------------------------------------------------------------------------------------------------------------------------------
-
Revenue                                                $       --      $       --      $       --      $       --      $    233,460
Cost of revenue                                                --              --              --              --            27,587
-----------------------------------------------------------------------------------------------------------------------------------
Gross Profit                                                   --              --              --              --           205,873
General and administrative expense                             --            (7,479)         (1,500)        (46,426)     (2,388,943)
Impairment of equipment and software                           --              --              --              --          (137,055)
Impairment of investment in securities                         --              --              --              --        (1,270,840)
Gain on sale of investments                                    --              --              --              --            32,857
Interest expense                                            (30,150)        (38,705)        (60,300)        (77,410)       (557,556)
Interest income                                                --              --              --              --            81,879
----------------------------------------------------   ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                             (30,150)        (46,184)        (61,800)       (123,836)     (4,033,785)
----------------------------------------------------   ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                           --              --              --              --        (1,390,390)
  Gain on sale of online casino operations                     --              --              --              --           350,000
  Profit (loss) from payment processing
activities and ATM debit card operations                       --              --              --             4,397        (779,366)
----------------------------------------------------   ------------    ------------    ------------    ------------    ------------
Profit (Loss) from Discontinued
    Operations                                                 --              --              --             4,397      (1,819,756)
----------------------------------------------------   ------------    ------------    ------------    ------------    ------------
  Net Loss                                             $    (30,150)   $    (46,184)   $    (61,800)   $   (119,439)   $ (5,853,541)
===================================================================================================================================

Basic and Diluted Loss Per Share
  Continuing operations                                $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
  Discontinued operations                                     (0.00)          (0.00)          (0.00)          (0.00)
-------------------------------------------------------------------------------------------------------------------
  Net Loss                                             $      (0.00)   $      (0.01)   $      (0.01)   $      (0.02)
===================================================================================================================

Basic and Diluted Weighted-Average Shares
Outstanding                                              13,936,178       6,490,075       7,106,983       6,490,075
===================================================================================================================







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




                                                    ORBIS DEVELOPMENT, INC.
                                                 (A DEVELOPMENT STAGE COMPANY)
                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

                                                                                                               For the Period
                                                                                                              from January 27,
                                                                               For the Six Months              1997 (Date of
                                                                                 Ended June 30                   Inception)
                                                                          ------------------------------       through June 30,
                                                                              2005              2004                2005
----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
Net Loss                                                                  $   (61,800)       $  (119,439)       $(5,853,541)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                             --                 --              300,250
  Depreciation and amortization                                                  --                 --              118,170
  Provision for impairment of equipment                                          --                 --              137,055
  Amortization of imputed interest                                               --                 --              147,700
  Compensation from stock options and restricted stock                           --                 --              303,727
  Gain on sale of investments                                                    --                 --              (32,857)
  Gain on sale of discontinued operations                                        --                 --             (365,241)
  Provision for impairment of investments in securities                          --                 --            1,270,840
  Interest income converted to common stock of investee                          --                 --              (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                             --                 --              (39,908)
     Merchant deposits                                                           --                 --                 --
     Cash reserves and amounts held for
       merchant clearings                                                        --                 --                 --
     Accounts receivable                                                         --                6,789               (167)
     Accounts payable and accrued expenses                                     60,300            113,780            777,703
     Merchant settlements payable                                                --                 --               82,058
     Other current liabilities                                                   --                 (725)             8,409
---------------------------------------------------------------------------------------------------------------------------
  Net Cash Provided by (Used in) Operating Activities                          (1,500)               405         (3,181,802)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
Issuance of notes receivable - related party                                     --                 --             (180,000)
Collections of notes receivable - related party                                  --                 --               78,017
Investments in securities                                                        --                 --           (1,255,000)
Proceeds from sales of investments                                               --                 --              170,000
Proceeds from sale of investment to related party                                --                 --               50,000
Long-term deposits                                                              1,500               --              (20,062)
Purchase of software and equipment                                               --                 --             (193,252)
---------------------------------------------------------------------------------------------------------------------------
  Net Cash Flows Used in Investment Activities                                  1,500               --           (1,350,297)
---------------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                           --                 --              250,000
Proceeds from issuance of common stock                                           --                 --            3,162,841
Proceeds from stock options exercised                                            --                 --               42,500
Redemption of common stock                                                       --                 --             (402,500)
Proceeds from borrowings                                                         --                 --            1,646,890
Payments of borrowings                                                           --                 --             (167,632)
---------------------------------------------------------------------------------------------------------------------------
    Net Cash Provided by (Used in) Financing Activities                          --                 --            4,532,099
---------------------------------------------------------------------------------------------------------------------------

Net Increase in Cash                                                             --                  405               --
Cash - Beginning of Period                                                       --                 --                 --
---------------------------------------------------------------------------------------------------------------------------
Cash - End of Period                                                      $      --          $       405        $      --
===========================================================================================================================
Supplemental Cash Flow Information
    Cash Paid for Interest                                                $      --          $      --
==========================================================================================================
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
Non-cash accounts payable converted to common stock                       $    39,512        $      --
                                                                          ===============================
Accrued interest and notes payable converted to common stock              $ 1,100,035        $      --
                                                                          ===============================
Accrued liabilities converted to common stock                             $   155,959        $      --
                                                                          ===============================



                   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                                   3

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Basis of Presentation -- The unaudited condensed financial statements of Orbis Development, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Orbis' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on October 4, 2005.
In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.
Principles of Consolidation -- - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Orbis Development, Inc. (Orbis) and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

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

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company did not generate revenue from continuing pari-mutuel software licensing operations during the three and six month periods ended June 30, 2005, and only $233,460 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $5,853,541 and $30,150 and $61,800 during the three and six months ended June 30, 2005, respectively. The Company has used cash in operating activities since inception of $3,181,802. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- At June 30, 2005 the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. At June 30, 2005 all outstanding options were cancelled.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2005 there were no potentially issuable common shares, from the exercise of stock options or the exercise of rights to convert notes payable to common stock.

Investments - The Company periodically evaluates its investments as to whether events and circumstances have occurred which indicate possible impairment. During the quarter ended June 30, 2005, the Company increased their provision for impairment for investments by $75,000 to a total of $1,255,840.

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

Other Promissory Notes - On June 24, 2005, the Company issued 555,485 shares of common stock to an officer at $0.07 per share to pay for $10,000 of salary, $8,882 of interest, $5,000 short-term note and $15,012 of unreimbursed expenses due to a Company officer. In addition, the Company issued a $50,000 note payable to the officer, bearing interest at 8% per annum beginning January 1, 2006 and maturing on December 31, 2007.

In June 2005 the Company issued notes totaling $45,000, bearing interest at 8% per annum and payable on demand to two officers. These notes were issued to the officers based on cash loaned to the Company to meet the Company's obligation under the "settlement agreement"(see note 5).


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


NOTE 6 -- STOCK OPTIONS

Non-Qualified Options - All outstanding options were cancelled on June 20, 2005.

Qualified Options - All outstanding options were cancelled on June 20, 2005.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
"Safe Harbor" Statement under the United States Private Securities Litigation Reform Act of 1995. Any statements contained in this document that are not based on historical fact are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements which generally may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," or similar terms, variations of those terms or the negative of those terms. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results. All forward-looking statements included in this Quarterly Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements Orbis has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $233,460 of revenue from operations of its core business activities, pari-mutuel software licensing, and no revenue during the three and six month periods ended June 30, 2005. Orbis has incurred losses through June 30, 2005 of $5,853,541, $30,150 and $61,800 during the three and six month periods ended June 30, 2005. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Orbis' ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing operations to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

To date, Orbis has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2005, Orbis has generated approximately $4,532,000 in net proceeds from private placement offerings and other financing activities. On March 2, 2005 and June 20, 2005, the Company issued 6,656,023 and 11,851,202 shares of its common stock, respectively, at $0.07 per share to pay $649,700 of principal on notes payable, $ 491,043 of interest through December 31,2005 on notes payable and $154,763 of payroll and other expenses. From inception through June 30, 2005, Orbis used cash in operating activities of $3,182,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued primarily by our strategic partners. As of June 30, 2005, our current assets and current liabilities were $74,000 and $241,000, respectively.

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

ITEM 2 Changes in Securities

During the three months ended June 30, 2005, the Company issued 11,851,202 shares of its Common Stock to Note-holders and employees to pay note principal, interest on notes, payroll and other expenses.

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


                            ORBIS DEVELOPMENT, INC.

                                   Registrant

Date:  September 30, 2005              By:   /S/ James A. Egide
     -------------------                   -------------------------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date:  September 30, 2005              By:   /S/ Michael D. Bard
     -------------------                   -------------------------------------
                                           (Principal Financial and
                                            Accounting Officer)