Form 10QSB
period 2005-09-30
ORBIS DEVELOPMENT INC
filed 2005-11-14
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB
                                   (Mark One)

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2005
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition periods from ________to________
                        Commission file number 000-32509

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------
                       (formerly Orbis Development, Inc.)

             (Exact name of registrant as specified in its charter)

              Nevada                                88-0396452
     (State of Incorporation)            (IRS Employer Identification No.)

                     91 Pacheco Creek Drive, Novato CA 94949
                    (Address of principal executive offices)

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

[1] Yes   No X  [2] Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 24, 2005.

Common Stock, $.001 par value 4,999,460 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):

Yes   No X

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                               SEPTEMBER 30, 2004
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I     Financial Information

Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited)  --
              September 30, 2005 and December 31, 2004                     1

           Condensed Consolidated Statements of Operations
             (Unaudited) - For the Three and Nine Months Ended
             September 30, 2005 and 2004 and For the Period from
             January 27, 1997 (Date of Inception) through June 30,
             2005                                                          2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) - For the Nine Months Ended September 30,
             2005 and 2004 and for the Period from January 27, 1997
             (Date of Inception) through September 30, 2005                3

           Notes to Condensed Consolidated Financial Statements            4

Item 2     Management's Discussion and Analysis or Plan of Operation       9

Item 3     Controls and Procedures                                         11

PART II    Other Information

Item 1     Legal Proceedings                                               11
Item 6     Exhibits and Reports on Form 8-K                                11

Signature P                                                                11


                                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                                  GLOBAL PARI-MUTUEL SERVICES, INC.
                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)
                                                                             September 30,   December 31,
                                                                                  2005           2004
                                                                              -----------    -----------
                                        ASSETS
Current Assets:
  Cash                                                                        $       241    $      --
  Prepaid interest                                                                 30,150           --
                                                                              -----------    -----------
     Total Current Assets                                                          30,391           --
Deposits, net of amortization                                                        --            1,500

                                                                              -----------    -----------
          Total Assets                                                        $    30,391    $     1,500
                                                                              -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                            $    91,197    $   161,592
  Accounts payable related party                                                   15,017           --
  Accrued expenses                                                                427,977           --
  Litigation settlement                                                           105,000        150,000
  Notes payable                                                                    45,000      1,476,188
                                                                              -----------    -----------
    Total Current Liabilities                                                     241,197      2,230,774
Notes Payable                                                                     826,488           --
                                                                              -----------    -----------
         Total Liabilities                                                      1,067,685      2,230,774
                                                                              -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                                --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     4,999,460 and 6,490,075 shares issued and outstanding at June 30, 2005
     and December 31, 2004, respectively                                           24,997          6,490
  Additional paid in capital                                                    4,835,259      3,555,977
  Deficit accumulated during development stage                                 (5,897,550)    (5,791,741)
                                                                              -----------    -----------
     Total Stockholders' Deficit                                               (1,037,294)    (2,229,274)
                                                                              -----------    -----------

Total Liabilities and Stockholders' Deficit                                   $    30,391    $     1,500
                                                                              ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)



                                                                                                     For The Period From
                                                                                                       January 27, 1997
                                                For the Three Months           For the Nine Months    Date of Inception)
                                                 Ended September 30,           Ended September 30,         through
                                             --------------------------    --------------------------   September 30,
                                                2005            2004          2005            2004           2005
                                             -----------    -----------    -----------    -----------    -----------
Revenue                                      $       141    $      --      $       141    $      --      $   233,601
Cost of revenue                                     --             --             --             --           27,587
                                             -----------    -----------    -----------    -----------    -----------
Gross Profit                                         141           --             --             --          206,014
General and administrative expense               (14,000)        (3,133)       (15,500)       (49,559)    (2,402,943)
Impairment of equipment and software                --             --             --             --         (137,055)
Impairment of investment in securities              --             --             --             --       (1,270,840)
Gain on sale of investments                         --             --             --             --           32,857
Interest expense                                 (30,150)       (38,705)       (90,450)      (116,115)      (587,706)
Interest income                                     --             --             --             --           81,879
                                             -----------    -----------    -----------    -----------    -----------
Loss from Continuing Operations                  (44,009)       (41,838)      (105,809)      (165,674)    (4,077,794)
                                             -----------    -----------    -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                --             --             --             --       (1,390,390)
  Gain on sale of online casino operations          --             --             --             --          350,000
  Profit (loss) from payment processing
  activities and ATM debit card operations          --             --             --            4,397       (779,366)
                                             -----------    -----------    -----------    -----------    -----------
Profit (Loss) from Discontinued
    Operations                                      --             --             --            4,397     (1,819,756)
                                             -----------    -----------    -----------    -----------    -----------
  Net Loss                                   $   (44,009)       (41,838)      (105,809)   $  (161,277)   $(5,897,550)
                                             -----------    -----------    -----------    -----------    -----------

Basic and Diluted Profit (Loss) Per Share
  Continuing operations                      $     (0.01)   $     (0.03)   $     (0.04)   $     (0.13)
  Discontinued operations                          (0.00)         (0.00)         (0.00)          0.01
                                             -----------    -----------    -----------    -----------
  Net Loss                                   $     (0.01)   $     (0.03)   $     (0.04)   $     (0.12)
                                             ===========    ===========    ===========    ===========


Basic and Diluted Weighted-Average Shares
Outstanding                                    4,999,460      1,298,015      2,631,624      1,298,015
                                             ===========    ===========    ===========    ===========



     The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    GLOBAL PARI-MUTUEL SERVICES, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)

                                                                                           For the Period
                                                                                           from January 27,
                                                                  For the Nine Months       1997 (Date of
                                                                  Ended September 30,         Inception)
                                                               --------------------------  through Sep. 30,
                                                                  2005            2004           2005
                                                               -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                                       $  (105,809)   $  (161,277)   $(5,897,550)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                  --             --          300,250
  Depreciation and amortization                                       --             --          118,170
  Provision for impairment of equipment                               --             --          137,055
  Amortization of imputed interest                                    --             --          147,700
  Compensation from stock options and restricted stock                --             --          303,727
  Gain on sale of investments                                         --             --          (32,857)
  Gain on sale of discontinued operations                             --             --         (365,241)
  Provision for impairment of investments in securities               --             --        1,270,840
  Interest income converted to common stock of investee               --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                  --             --          (39,908)
     Merchant deposits                                                --             --             --
     Cash reserves and amounts held for merchant clearings            --             --             --
     Accounts receivable                                              --            6,789           (167)
     Prepaid expenses                                               44,150           --           44,150
     Accounts payable and accrued expenses                          60,300        155,213        777,703
     Merchant settlements payable                                     --             --           82,058
     Other current liabilities                                        --             (725)         8,409
                                                               -----------    -----------    -----------
  Net Cash Provided by (Used in) Operating Activities               (1,349)          --       (3,181,661)
                                                               -----------    -----------    -----------

Cash Flows from Investing Activities
Issuance of notes receivable - related party                          --             --         (180,000)
Collections of notes receivable - related party                       --             --           78,017
Investments in securities                                             --             --       (1,255,000)
Proceeds from sales of investments                                    --             --          170,000
Proceeds from sale of investment to related party                     --             --           50,000
Long-term deposits                                                   1,500           --          (20,062)
Purchase of software and equipment                                    --             --         (193,252)
                                                               -----------    -----------    -----------
  Net Cash Flows Used in Investment Activities                       1,500           --       (1,350,297)
                                                               -----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                --             --          250,000
Proceeds from issuance of common stock                                --             --        3,162,841
Proceeds from stock options exercised                                 --             --           42,500
Redemption of common stock                                            --             --         (402,500)
Proceeds from borrowings                                              --             --        1,646,890
Payments of borrowings                                                --             --         (167,632)
                                                               -----------    -----------    -----------
    Net Cash Provided by (Used in) Financing Activities               --             --        4,532,099
                                                               -----------    -----------    -----------

Net Increase in Cash                                           $       141    $      --      $       141
Cash - Beginning of Period                                            --             --             --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $       141             $-    $       141
                                                               -----------    -----------    -----------
Supplemental Cash Flow Information
    Cash Paid for Interest                                     $      --      $      --
                                                               ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
Non-cash accounts payable converted to common stock            $    39,512    $      --
                                                               ===========    ===========
Accrued interest and notes payable converted to common stock   $ 1,100,035    $      --
                                                               ===========    ===========
Accrued liabilities converted to common stock                  $   155,959    $      --
                                                               ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                               3

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The unaudited condensed financial statements of Global Pari-mutuel Services, Inc. (formerly Orbis Development, Inc.) and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Global Pari-mutuel Services' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on October 4, 2005.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

Principles of Consolidation -- - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. (formerly Orbis Development, Inc.) and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Global Pari-mutuel Services, Inc. (the "Company" or "Global Pari-mutuel") was organized on January 27, 1997 under the laws of the state of Nevada. Global Pari-mutuel is a development stage company that has previously pursued development of certain online casino gaming software technology, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers and its efforts to market credit card services of international credit card processors to merchants. Global Pari-Mutuel discontinued and sold or abandoned each of these previous operations.

During 2000, Global Pari-mutuel formed WWW Global Interamericana, L.T.D.A., a Costa Rician corporation (Global) and began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse racing. During October 2001, Global entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global would market RSI's services using Global's software technology to casinos and Internet off-track betting
(OTB) sites . Through the use of these services and technology, merchants and their customers would be provided the technology to participate in pari-mutuel wagering pools and receive racing information at off-track locations.

During 2002, Global contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global began marketing its software to casinos and off-track merchants. However, management of Global was notified that due to recent breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore Global's ability to license its technology and receive licensing fees has been substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global's technology by certain high-volume customers. Revenue from continuing operations earned during 2003 resulted from software licensing fees under these exceptions. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global's software technology. During the third quarter of 2003, the Company exercised its right to terminate its contract with RSI. RSI's operations were shut-down by state and federal authorities. The Company presently has royalty contracts for the use of their pari-mutuel software with two start-up companies. These contracts have only generated $141 of revenue to date.

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company only generated $141 of revenue from continuing pari-mutuel software licensing operations during the three and nine month periods ended September 30, 2005, and only $233,601 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $5,897,550 and $44,009 and $105,809 during the three and nine months ended September 30, 2005, respectively. The Company has used cash in operating activities since inception of $3,181,661. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- At September 30, 2005 the Company had one stock-based employee compensation plan. The Company accounts for the plan under APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation expense is reflected in net loss, as there were no options granted under the plan. On June 20, 2005 all outstanding options were cancelled. Basic and Diluted Loss Per Common Share --

Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2005 there were no potentially issuable common shares, from the exercise of stock options or the exercise of rights to convert notes payable to common stock.

NOTE 2 - CORPORATE NAME CHANGE

On August 30, 2005, Global Pari-mutuel Services, Inc. (the "Company") filed a Certificate of Amendment (the "Amendment") to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to effect a change in the Company's name from "Orbis Development, Inc." to "Global Pari-mutuel Services, Inc. The Amendment was approved by the directors and stockholders of the Company in accordance with the laws of Nevada.

NOTE 3 - ONE FOR FIVE REVERSE STOCK SPLIT

On August 30, 2005, Global Pari-mutuel Services, Inc. (the "Company") filed a Certificate of Amendment (the "Amendment") to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to effect a one-for-five reverse split of the issued and outstanding shares of common stock of the Company, thereby reducing the number of shares outstanding from 24,997,300 to 4,999,460. The Amendment was approved by the directors and stockholders of the Company in accordance with the laws of Nevada.

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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $233,460 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $141 of revenue during the three and nine month periods ended September 30, 2005. Global Pari-mutuel has incurred losses through September 30, 2005 of $5,897,550, $44,009 and $105,809 during the three and nine month periods ended September 30, 2005. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Global Pari-mutuel's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing operations to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2005, Global Pari-mutuel has generated approximately $4,532,000 in net proceeds from private placement offerings and other financing activities. On March 2, 2005 and June 20, 2005, the Company issued 6,656,023 and 11,851,202 shares of its common stock, respectively, at $0.07 per share to pay $649,700 of principal on notes payable, $ 491,043 of interest through December 31, 2005 on notes payable and $154,763 of payroll and other expenses. From inception through September 30, 2005, Global Pari-mutuel used cash in operating activities of $3,182,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued former strategic partners. As of September 30, 2005, our current assets and current liabilities were $30,341 and $241,097, respectively.

Starting in 2005 our management began to focus our principal business activities only on providing services designed to facilitate pari-mutuel wagering over the Internet. Although there was a launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis.

Global Pari-mutuel's working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Global Pari-mutuel needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2005 would stem only from the demonstrated commercial viability of Global Pari-mutuel's core business activities. During the next twelve months, Global Pari-mutuel does not expect to spend any significant amounts for research and development or plant and equipment.

There can be no assurance Global Pari-mutuel will achieve commercial viability on its anticipated timeline. In that regard, Global Pari-mutuel expects it will need to obtain additional funding to support its operations.

It is possible Global Pari-mutuel will not raise sufficient additional funds from private placement activities, sales of investments and borrowings to cover the expenses it expects to incur prior to the date we reach commercial viability. Global Pari-mutuel's inability to obtain any needed additional financing in a timely manner would have a material adverse effect on our company, including possibly requiring us to significantly curtail Global Pari-mutuel's operations.

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant

Date: October 24, 2005                 By: /S/ James A. Egide
----------------------                 ----------------------
                                       James A. Egide
                                       Chairman of the Board Directors
                                       (Principal Executive Officer)

Date: October 24, 2005                 By: /S/ Michael D. Bard
----------------------                 -----------------------
                                       (Principal Financial and Accounting
                                       Officer)