Form 10QSB/A
period 2005-09-30
ORBIS DEVELOPMENT INC
filed 2006-01-20
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)
                                   (Mark One)

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
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited and
            Unreviewed)  --  September 30, 2005 and December 31, 2004         1

          Condensed Consolidated Statements of Operations
            (Unaudited and Unreviewed) - For the Three and Nine Months
            Ended September 30, 2005 and 2004 and For the Period from
            January 27, 1997  (Date of Inception) through June 30, 2005       2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited and Unreviewed) - For the Nine Months Ended
            September 30, 2005 and 2004 and for the Period from January 27,
            1997 (Date of Inception) through September 30, 2005               3

          Notes to Condensed Consolidated Financial Statements                4

Item 2    Management's Discussion and Analysis or Plan of Operation           9

Item 3    Controls and Procedures                                            11

PART II   Other Information

Item 1    Legal Proceedings                                                  11
Item 6    Exhibits and Reports on Form 8-K                                   11

Signature Pages                                                              11


                                EXPLANATORY NOTE
                                ----------------

This Amendment Number 1 to our Quarterly Report for the period ended September
30, 2005 on Form 10QSB is being filed to state the financial statements presented in addition to being unaudited also were not reviewed by our Independent Registered Public Accounting Firm

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               GLOBAL PARI-MUTUEL SERVICES, INC.
                                 (A Development Stage Company)
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED and UNREVIEWED)
                                                                   September 30,   December 31,
                                                                        2005           2004
                                                                    -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                              $       241    $      --
  Prepaid interest                                                       30,150           --
                                                                    -----------    -----------
     Total Current Assets                                                30,391           --
Deposits, net of amortization                                              --            1,500
                                                                    -----------    -----------
          Total Assets                                              $    30,391    $     1,500
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $    91,197    $   161,592
  Accounts payable related party                                           --           15,017
  Accrued expenses                                                         --          427,977
  Litigation settlement                                                 105,000        150,000
  Notes payable                                                          45,000      1,476,188
                                                                    -----------    -----------
    Total Current Liabilities                                           241,197      2,230,774
Notes Payable                                                           826,488           --
                                                                    -----------    -----------
         Total Liabilities                                            1,067,685      2,230,774
                                                                    -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     4,999,460 and 6,490,075 shares issued and outstanding at
     June 30, 2005 and December 31, 2004, respectively                   24,997          6,490
  Additional paid in capital                                          4,835,259      3,555,977
  Deficit accumulated during development stage                       (5,897,550)    (5,791,741)
                                                                    -----------    -----------
     Total Stockholders' Deficit                                     (1,037,294)    (2,229,274)
                                                                    -----------    -----------

Total Liabilities and Stockholders' Deficit                         $    30,391    $     1,500
                                                                    ===========    ===========


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                          (A DEVELOPMENT STAGE COMPANY)
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED and UNREVIEWED)

                                                                                                     For The Period From
                                                                                                       January 27, 1997
                                                For the Three Months          For the Nine Months     Date of Inception)
                                                 Ended September 30,           Ended September 30,         through
                                             --------------------------    --------------------------    September 30,
                                                2005           2004           2005           2004            2005
                                             -----------    -----------    -----------    -----------    -----------
Revenue                                      $       141    $      --      $       141    $      --      $   233,601
Cost of revenue                                     --             --             --             --           27,587
                                             -----------    -----------    -----------    -----------    -----------
Gross Profit                                         141           --             --             --          206,014
General and administrative expense               (14,000)        (3,133)       (15,500)       (49,559)    (2,402,943)
Impairment of equipment and software                --             --             --             --         (137,055)
Impairment of investment in securities              --             --             --             --       (1,270,840)
Gain on sale of investments                         --             --             --             --           32,857
Interest expense                                 (30,150)       (38,705)       (90,450)      (116,115)      (587,706)
Interest income                                     --             --             --             --           81,879
                                             -----------    -----------    -----------    -----------    -----------
Loss from Continuing Operations                  (44,009)       (41,838)      (105,809)      (165,674)    (4,077,794)
                                             -----------    -----------    -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                --             --             --             --       (1,390,390)
  Gain on sale of online casino operations          --             --             --             --          350,000
  Profit (loss) from payment processing
activities and ATM debit card operations            --             --             --            4,397       (779,366)
                                             -----------    -----------    -----------    -----------    -----------
Profit (Loss) from Discontinued
    Operations                                      --             --             --            4,397     (1,819,756)
                                             -----------    -----------    -----------    -----------    -----------
  Net Loss                                   $   (44,009)   $   (41,838)   $  (105,809)   $  (161,277)   $(5,897,550)
                                             ===========    ===========    ===========    ===========    ===========

Basic and Diluted Profit (Loss) Per Share
  Continuing operations                      $     (0.01)   $     (0.03)   $     (0.04)   $     (0.13)
  Discontinued operations                          (0.00)         (0.00)         (0.00)          0.01
                                             -----------    -----------    -----------    -----------
  Net Loss                                   $     (0.01)   $     (0.03)   $     (0.04)   $     (0.12)
                                             ===========    ===========    ===========    ===========

Basic and Diluted Weighted-Average Shares
Outstanding                                    4,999,460      1,298,015      2,631,624      1,298,015
                                             ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  GLOBAL PARI-MUTUEL SERVICES, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED and UNREVIEWED)

                                                                                            For the Period
                                                                                           from January 27,
                                                                   For the Nine Months      1997 (Date of
                                                                   Ended September 30,        Inception)
                                                               --------------------------  through Sep. 30,
                                                                    2005          2004           2005
                                                               -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                                       $  (105,809)   $  (161,277)   $(5,897,550)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                  --             --          300,250
  Depreciation and amortization                                       --             --          118,170
  Provision for impairment of equipment                               --             --          137,055
  Amortization of imputed interest                                    --             --          147,700
  Compensation from stock options and restricted stock                --             --          303,727
  Gain on sale of investments                                         --             --          (32,857)
  Gain on sale of discontinued operations                             --             --         (365,241)
  Provision for impairment of investments in securities               --             --        1,270,840
  Interest income converted to common stock of investee               --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                  --             --          (39,908)
     Merchant deposits                                                --             --             --
     Cash reserves and amounts held for merchant clearings            --             --             --
     Accounts receivable                                              --            6,789           (167)
     Prepaid expenses                                               44,150           --           44,150
     Accounts payable and accrued expenses                          60,300        155,213        777,703
     Merchant settlements payable                                     --             --           82,058
     Other current liabilities                                        --             (725)         8,409
                                                               -----------    -----------    -----------
  Net Cash Provided by (Used in) Operating Activities               (1,349)          --       (3,181,661)
                                                               -----------    -----------    -----------

Cash Flows from Investing Activities
Issuance of notes receivable - related party                          --             --         (180,000)
Collections of notes receivable - related party                       --             --           78,017
Investments in securities                                             --             --       (1,255,000)
Proceeds from sales of investments                                    --             --          170,000
Proceeds from sale of investment to related party                     --             --           50,000
Long-term deposits                                                   1,500           --          (20,062)
Purchase of software and equipment                                    --             --         (193,252)
                                                               -----------    -----------    -----------
  Net Cash Flows Used in Investment Activities                       1,500           --       (1,350,297)
                                                               -----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                --             --          250,000
Proceeds from issuance of common stock                                --             --        3,162,841
Proceeds from stock options exercised                                 --             --           42,500
Redemption of common stock                                            --             --         (402,500)
Proceeds from borrowings                                              --             --        1,646,890
Payments of borrowings                                                --             --         (167,632)
                                                               -----------    -----------    -----------
    Net Cash Provided by (Used in) Financing Activities               --             --        4,532,099
                                                               -----------    -----------    -----------

Net Increase in Cash                                           $       141           --      $       141
Cash - Beginning of Period                                            --             --             --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $       141    $      --      $       141
                                                               ===========    ===========    ===========
Supplemental Cash Flow Information
    Cash Paid for Interest                                     $      --      $      --
                                                               ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
Non-cash accounts payable converted to common stock            $    39,512    $      --
                                                               ===========    ===========
Accrued interest and notes payable converted to common stock   $ 1,100,035    $      --
                                                               ===========    ===========
Accrued liabilities converted to common stock                  $   155,959    $      --
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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant

Date:  January 19, 2006                By: /S/ James A. Egide
       ----------------                    --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date:  January 19, 2006                By: /S/ Michael D. Bard
       ----------------                    ---------------------
                                           (Principal Financial and Accounting
                                           Officer)