Form 10KSB
period 2005-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-04-17
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x]      Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ]      Transition report under section 13 or 15(d) of the Securities  Exchange
           Act of 1934 for the transition period from to



                        Commission File Number 000-32509

                        Global Pari-Mutuel Services, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)



            NEVADA                                                88-0396452
            ------                                                ----------
(State or other jurisdiction of                                 (IRS Employer
 incorporation or organization)                              Identification No.)



                            2533 North Carson Street
                              CARSON CITY, NV 89706
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 302-8621


Securities registered under to Section 12(b) of the Act:  None

Name of exchange on which registered: N/A

Securities registered under to Section 12(g) of the Act:

Common Stock, par value $0.001

Name of exchange on which registered: Pink Sheets

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
[  ] Yes   [ X ]No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

       Issuer's revenues for its most recent fiscal year were $[___0___].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 24, 2005 was approximately $229,000. The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of September 24, 2005 was 5,199,460 shares, of which 1,429,133 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No  [ X ]

================================================================================


The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Such forward-looking statements are included under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis or Plan of Operation." All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1. "Description of Business," including the section "Risk Factors Regarding our Business and Proposed Services," and Item 6. "Management's Discussion and Analysis or Plan of Operation." All subsequent written and oral forward-looking statements attributable to Global Pari-Mutuel Services, Inc. or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

Global Pari-mutuel Services, Inc. (the "Company" or "Global") was organized on January 27, 1997 under the laws of the state of Nevada. Global is a development stage company that has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers and its efforts to market credit card services of international credit card processors to merchants. With the exception of licensing pari-mutuel software, Global discontinued, sold or abandoned each of these previous operations.

During 2000, Global formed WWW Global Interamericana, L.T.D.A., a Costa Rician corporation and began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse racing. During October 2001, Global Interamericana entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global Interamericana agreed to market RSI's services using Global Interamericana's software technology to casinos and Internet off-track betting (OTB) sites. Through the use of these services and technology, merchants and their customers would be provided the technology to participate in pari-mutuel wagering pools and receive racing information at off-track locations.

During 2002, Global Interamericana contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global Interamericana began marketing its software to casinos and off-track merchants. However, management of Global Interamericana was notified that due to recent breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore, Global Interamericana's ability to license its technology and receive licensing fees was substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global Interamericana's technology by certain high-volume customers. Limited revenue from these continuing operations was earned during 2003 as the result of software licensing fees under these exceptions. The licensing fees are computed as a percentage of total wager amounts made at Internet OTB sites using RSI's services and Global Interamericana's software technology. During the third quarter of 2003, the Company exercised its right to terminate its contract with RSI and RSI's operations were shut-down by state and federal authorities. The Company presently has royalty contracts for the use of its pari-mutuel software with two start-up companies. These contracts have not generated any revenue to date.

Following a full-scale launch of its core pari-mutuel product and the disposition of its domestic payment processing activities in the fourth quarter of 2002, the discontinuance of its international payments processing activities in February 2003, the termination of all income producing activities with Racing Services de Mexico (RSI) due to RSI's closure due to various issues with state and federal taxing authorities during the second quarter of 2003 , and the discontinuance of its operations as an international sales agent for credit card processing during the third quarter of 2003 the Company intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet. The Company presently has two royalty agreements with start-up companies to use its pari-mutuel software. Neither of these agreements are presently generating any revenue. Although there was a full-scale launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis. During 2005 our management initiated plans to focus our principal business activities on pari-mutuel activities.

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

Our offices are located at 2733 North Carson Street, Carson City, Nevada 89706, and our telephone number is (415) 302-8621.

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

EMPLOYEES

As of April 15, 2006 we employed two employees, both of whom were part-time. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 1,180,914 (approximately 23%) of our outstanding common stock as of April 15, 2006. Additionally, three other principal shareholders control 46.0% of our outstanding common stock as of April 15, 2006. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of April 15, 2006, 5,199,460 shares of our common stock were issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.


ITEM 2.

DESCRIPTION OF PROPERTY

We do not own any real property. We maintain an executive office in Carson City, Nevada. Our lease arrangements for such office are informal and terminable at any time.


ITEM 3 -- LEGAL PROCEEDINGS

On June 20, 2005 the Company and entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court Western District of Michigan, in November 2003 for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs. Pursuant to the Agreement, the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 was paid within 120 days of the first payment. A minimum total third payment of $30,000 was due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. The Company has entered into a verbal agreement to extend the third payment due date. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

Transactions in our common stock are currently reported in the United States under the symbol "ORBD" on the "Pink Sheets", a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2005 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

           QUARTER ENDED                   LOW               HIGH
           -------------                   ---               ----
Quarter ended March 2004                  $0.45             $0.45
Quarter ended June 2004                    0.30              0.50
Quarter ended September 2004               0.30              0.30
Quarter ended December 2004                0.30              0.45

Quarter ended March 2005                  $0.30             $0.40
Quarter ended June 2005                    0.30              0.50
Quarter ended September 2005               0.40              2.00
Quarter ended December 2005                0.40              0.40

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of April 15, 2006 the number of shares of common stock outstanding was 5,199,460. As of that date, there were approximately 129 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of April 15, 2006, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have been a development stage company since our organization in January 1997. To date, we have only produced $234,562 of revenue from operations from our current business activities, and have incurred losses through December 31, 2005 of approximately $5,975,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with efforts to develop and market online casino services, which efforts were abandon in June 1998. We incurred a loss of approximately $763,000 from our payment processing activities, which were sold in the fourth quarter of 2002. Further we incurred losses of approximately $16,000 from our ATM debit card business which was discontinued in February 2003.

The operating losses we have incurred, including approximately $183,000 in 2005, $223,000 in 2004 and approximately $5,975,000 since inception of the business, and negative cash flows from operating activities during the development stage, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). From inception through

December 31, 2005, we have generated $4,692,000 in net proceeds from private placement offerings and other financing activities. From inception through December 31, 2005, we used cash in operating activities of $3,303,000 including $1,040,000 of cash used for the casino operations we discontinued in 1998, $763,000 of cash used for payment processing activities we sold in 2002 and $16,000 of cash used for ATM debit card processing we discontinued in February 2003. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in equity securities primarily of strategic partners. As of December 31, 2005, our current assets and current liabilities were $38,000 and $256,000, respectively.

Starting in 2005 our management began to focus our principal business activities in only one area. We intend to provide services that facilitate online pari-mutuel wagering.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the launch of our services remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2005 would stem only from the demonstrated commercial viability of our core business activities. During the next twelve months, we do not expect to spend any significant amounts for research and development or plant and equipment.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings from our Chairman and sales of investments will be sufficient to support our operations for the next twelve months. However, it is possible we will not be able to maintain our core services through such period or that we will not raise sufficient additional funds from asset sales and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. In that regard, we currently are working to obtain additional funding from several sources, including the sale of other non-strategic investments and other sources for borrowings. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations. ITEM 7. FINANCIAL STATEMENTS The financial statements and report of independent auditors are filed as a separate part of this report on pages F-F-1 through F-F-19.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES -

Evaluation of Disclosure Controls an d Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified. Information regarding the directors and executive officers of the Company as of the date of this report are set forth below:

     NAME                    AGE                         POSITION
     ----                    ---                         --------

James A. Egide               72               Director and Chairman of
                                                the Board
Michael D. Bard              59               Director and Principal
                                                Accounting Officer

JAMES A. EGIDE is a founder of Global Pari-Mutuel Services and has served as a director and Chairman of the Board since inception. From 1990 until 2000, Mr. Egide served as a director of Digital Courier Technologies, Inc., an Internet payment processor, and from April 1998 to July 2000 Mr. Egide served as Chairman of the Board and Chief Executive Officer of that company. From 1989 to 1998, Mr. Egide was actively involved in managing his personal investments in several national and international businesses. Previously, he served as Chief Executive Officer and Chairman of the Board of Carme, Inc., a publicly traded company engaged in the manufacture and distribution of hair and skin care products, which he founded in 1978. Carme, Inc. was sold in 1989.

MICHAEL D. BARD has served as a director and principal accounting officer of Global Pari-Mutuel Services since June 2005. Mr. Bard served as a financial consultant to several credit card processing companies since 2002 including Global Pari-Mutuel Services. From 1996 to 2001 Mr. Bard served as the Controller for Digital Courier Technologies, Inc., an Internet payment processor. From 1971 to 1996 Mr. Bard served as Controller for various publicly traded and private government services firms, principally with CACI, Inc., a publicly traded company, from 1976 to 1991 as Senior Vice President and Controller. Mr. Bard is a Certified Public Accountant.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Company has not named a Chief Executive Officer and to date it has not found it necessary to designate any individual as chief executive primarily because it remains in the development stage and has not yet generated revenues from any operating activity. For the each of the three years in the period ending December 31, 2005, Mr. James A. Egide served as Chairman of the Board and, solely for purposes of presentation in this table, is the only person who could be designated as having served in a capacity similar to the chief executive. During this period, Mr. Egide received no salary, bonus or other compensation for his service. The following table sets forth, for the three years ended December 31, 2005, the compensation for services to the Company during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2005 annual salary and bonus exceeded $100,000. During 2005 Michael Bard received 30,000 shares of the Company's common stock in payment for $10,500 of consulting services performed in 2003 and 40,000 shares of the Company's common stock in payment for $14,000 of consulting services performed in 2005.


                          Annual Compensation                                               Long-term Compensation
                          -------------------                                               ----------------------
                                                                                     Awards                         Payouts
                                                                                     ------                         -------
                                                                          Restricted
Name and                                               Other Annual         Stock        Securities        LTIP         All Other
Principal                    Salary       Bonus       Compensation          Awards       Underlying      Payouts        Compensation
Position            Year       ($)          ($)            ($)               ($)          Options          ($)             ($)
--------            ----       ---          ---            ---               ---           -------         ---             ---

James A.            2005                                                                      0
Egide               2004                                                                      0
Chairman            2003                                                                 50,000


OPTION GRANTS IN LAST FISCAL YEAR

There were no stock options granted during the year ended December 31, 2005

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

There were no stock options exercised during the year and there were no options outstanding at the end of the year.

During March 2006 the Board of Directors granted a former director the option to purchase 50,000 shares at $0.35 per share, all options to vest immediately.

Also during March 2006 the Board of Directors granted three directors the option to purchase 100,000 shares of the Company's common stock at $0.35 per share. Fifty percent of these options vest immediately and the remaining fifty percent vest 1 year from the date of the grant.


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

                                                                 Beneficial Ownership as of August 26, 2006
                                                                 ------------------------------------------
Name and Address of Beneficial Owner                        Number of Shares      (2)      Percentage of Class(3)
------------------------------------                        ----------------               ----------------------
             Heritage Limited
             P.O. Box 1823
             Basseterre, St. Kitts BWI                            1,173,242   (4)                   22.56%

             AMEJ Foundation                                        824,557   (5)                   15.86%
             42 Digital Drive
             Novato, CA 94949

             C. R. Fedrick                                          391,614                          7.53%
             P.O. Box 688 Novato, CA 94949


Directors and Executive Officers(1)
-----------------------------------

             James A. Egide                                       1,110,914   (6)                   21.37%

             Michael D. Bard                                         70,000                          1.35%

             All offices and directors as a Group
             (2 persons)                                                                            22.72%

(1) The business address of each of the directors and executive officers is 2733 Carson Street, Carson City, NV 89706.

(2) As of April 15, 2006, there were no outstanding options, warrants or other rights to acquire shares of Common Stock.

(3) The percentage indicated represents the number of shares of Common Stock divided by 5,199,460, which is the number of shares of Common Stock issued and outstanding as of April 15, 2006. (

4) Heritage Limited is a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares.

(5) The AMEJ Foundation is a non-profit foundation established by Mr. Egide on behalf of his deceased daughter. Mr. Egide serves as a director of the foundation and, although he participates in decisions regarding the voting and disposition of shares of Common Stock owned by the foundation, he disclaims and beneficial interest in such shares.

(6) Includes 17,500 shares of Common Stock owned directly by Mr. Egide's wife and 9,000 shares of Common Stock held in trust for Mr. Egide's grandchildren. Excludes 1,173,242 shares of Common Stock held by Heritage Limited and 824,557 shares of Common Stock owned by AMEJ Foundation identified in footnotes 4 and 5 above.

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

As part of a private placement of convertible notes approved by the Company's Board of Directors Mr. James A. Egide purchased a Convertible Note from the Company with a face amount of $201,280. The note was convertible into 26,837 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 189,949 shares of Common Stock at $0.35 per share to Mr. Egide to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $160,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 274,286 shares of the its Common Stock to Mr. Egide at $0.35 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $80,000 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company.

As part of the same private placement, the Heritage Trust, a holder of more than 5% of our Common Stock, purchased a Convertible Note from the Company with a face amount of $281,120. The note was convertible into 37,483 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 260,909 shares of Common Stock at $0.35 per share to Heritage Trust to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $225,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 385,714 shares of the its Common Stock at $0.35 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $112,500 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company.

On March 2, 2005 the Company issued 261,697 shares of Common Stock at $0.35 per share to the Ann Marie Egide Judice Foundation (AMEJ) to pay all interest due through December 31, 2004 and reduce the unpaid principal balance of their convertible note to $309,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 529,714 shares of the its Common Stock at $0.35 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $154,500 and bears interest at the rate of 8% per annum and is no longer convertible to common stock of the Company.

During 2002, management learned that one of the businesses in which the Company held a 0.9% ownership interest had decided to terminate business operations and liquidate. The Company reached an agreement with the entity formed through the liquidation process (BigWater Technologies, Inc.) to exchange the Company's original ownership interest for a 14% ownership interest in the new enterprise. This entity is related due to common ownership of officers of the Company. Based on information received during the negotiations and recent developments concerning the new enterprise, a provision for impairment was recognized for this investment. During August 2002, the Company delivered a promissory note with a face amount of $63,132 in connection with the acquisition of certain computer and other equipment from BigWater Technologies, Inc., a related party. The note bore interest at 10% and was due February 15, 2003. The term of the note was subsequently extended at the Company's option to August 15, 2003 upon payment of $14,289, including an extension fee of $2,000. As of November 20, 2003 the Company owed BigWater $60,500 for unpaid interest on principal on this note. The Company issued 100,000 shares of its Common Stock in full settlement of the unpaid principal and interest on November 20, 2003.

On November 20, 2003 the Company transferred its one-sixth interest on Orbis Payment Services, LLC to Mr. Isetta in payment of $17,000 for accrued salaries due Mr. Isetta. This transfer resulted in a $17,000 contribution to additional paid in capital. On March 2, 2005 the Company issued 127,026 shares of its Common Stock to Mr. Isetta for payment of $44,459 of accrued salaries. Further, on June 24, 2005, the Company issued 111,097 shares of its Common Stock to Mr. Isetta in settlement for payment of $8,872 for interest, $5,000 for a note payable, $10,000 for accrued salary and $15,012 for expense reimbursement. In addition, the Company issued a note payable in the amount of $50,000 due on December 31, 2007 and bearing interest at 8% per annum in settlement of the balance due for unpaid salary.

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

       32.1            Certifications of Chief Executive Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002*

       32.2            Certifications of Chief Financial Officer pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002*
* Filed herewith

** Incorporated herein by reference to our Registration Statement on Form 10-SB filed on April 3, 2001 and amended on June 3, 2001.


ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Audit Fees

     The Company's independent auditor for the years ended December 31, 2005 and 2004 was Hansen, Barnett & Maxwell ("Hansen Barnett"). The aggregate fees for professional services rendered by Hansen Barnett in connection with its audit of the Company's consolidated financial statements and related quarterly reviews were $12,500 and $12,500 for the years ended December 31, 2005 and 2004, respectively.

     Audit Related Fees

     The aggregate fees for professional services rendered by Hansen Barnett for audit related services were $0 and $0 for the years ended December 31, 2005 and 2004, respectively.

     Tax Fees

     The aggregate fees for tax related professional services rendered by Hansen Barnett were $0 and $0 for the years ended December 31, 2005 and 2004, respectively.

     All Other Fees

     Hansen Barnett did not provide to the Company any other material services during the years ended December 31, 2005 and 2004.

                                   SIGNATURES


Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        GLOBAL PARI-MUTUEL SERVICES, INC.


                                        By: /s/ JAMES A. EGIDE
                                            -----------------------------------
                                            James A. Egide
                                            Chairman of the Board
                                           Dated: April 15, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

    SIGNATURES                          TITLE                           DATE
    ----------                          -----                           ----

/s/ JAMES A. EGIDE              Chairman of the Board             April 15, 2006
--------------------    (Acting Principal Executive Officer)
James A. Egide



/s/ MICHAEL D. BARD        Director and Principal Financial       April 15, 2006
------------------------          and Accounting Officer
Michael D. Bard

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2005 and 2004









                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS


                            GLOBAL PARI-MUTUEL SERVICES, INC.
                              (A Development Stage Company)


                                    TABLE OF CONTENTS


                                                                                     Page
                                                                                     ----
Report of Independent Registered Public Accounting Firm.............................   1

Consolidated Balance Sheets - December 31, 2005 and 2004............................   2

Consolidated Statements of Operations for the Years Ended December 31,
   2005 and 2004 and for the Period from January 27, 1997 (Date of Inception)
   through December 31, 2005........................................................   3

Consolidated Statements of Stockholders' Deficit for the Period from January 27,
   1997 (Date of Inception) through December 31, 2003 and for the Years Ended
   December 31, 2004 and 2005.......................................................   4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005
   and 2004 and for the Period from January 27, 1997 (Date of Inception) through
   December 31, 2005................................................................   5

Notes to Consolidated Financial Statements..........................................   7





 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS
                                               Member of AICPA Division of Firms
  5 Triad Center, Suite 750                            Member of SECPS
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200                         an independent member of
     Fax: (801) 532-7944                                BAKER TILLY
       www.hbmcpas.com                                 INTERNATIONAL


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Global Pari-Mutuel Services, Inc.

We have audited the accompanying consolidated balance sheets of Global
Pari-Mutuel Services, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Pari-Mutuel Services, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



                                              HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 14, 2006


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

December 31,                                               2005           2004
-----------------------------------------              -----------    -----------
ASSETS
Current Assets
 Cash                                                  $    37,246    $      --
Accounts receivable                                            513           --
                                                       -----------    -----------
   Total Current Assets                                     37,759           --
                                                       -----------    -----------
Deposits, net of amortization                                 --            1,500
                                                       -----------    -----------
Total Assets                                           $    37,759    $     1,500
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                       $   102,325    $   161,592
Accounts payable - related party                              --           15,017
Accrued expenses                                             3,375        427,977
Accrued litigation settlement                               59,977        150,000
Notes payable, current portion                              90,000      1,476,188
                                                       -----------    -----------
   Total Current Liabilities                               255,677      2,230,774
                                                       -----------    -----------
Long-Term Notes Payable, net of current portion            826,488           --
                                                       -----------    -----------
Total Liabilities                                        1,082,165      2,230,774
                                                       -----------    -----------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
   authorized, none issued                                    --             --
Common stock - $0.001 par value; 25,000,000 shares
   authorized; 5,199,460 and 1,298,015 shares issued
   and outstanding, respectively                             5,199          1,298
Additional paid-in capital                               4,925,057      3,561,169
Deficit accumulated during development stage            (5,974,662)    (5,791,741)
                                                       -----------    -----------
   Total Stockholders' Deficit                          (1,044,406)    (2,229,274)
                                                       -----------    -----------
Total Liabilities and Stockholders' Deficit            $    37,759    $     1,500
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                  GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                         CONSOLIDATED STATEMENT OF OPERATIONS

                                                                          For the Period
                                                                         from January 27,
                                                                          1997 (Date of
                                                 For the Years Ended    Inception) Through
                                                     December 31,          December 31,
                                                 2005           2004           2005
                                              -----------    -----------    -----------

Revenue                                       $     1,072    $      --      $   234,532
Cost of revenue                                                                  27,587
                                              -----------    -----------    -----------
Gross Profit                                        1,072           --          206,945
                                              -----------    -----------    -----------

Operating Expenses
General and administrative expenses               (60,018)       (72,287)    (2,447,461)
Impairment of equipment                              --             --         (137,055)
Impairment of investment in securities               --             --       (1,270,840)
Gain on sale of investment                           --             --           32,857
Interest expense                                 (123,975)      (154,820)      (621,231)
Interest income                                      --             --           81,879
                                              -----------    -----------    -----------
Loss from Continuing Operations                  (182,921)      (227,107)    (4,154,906)
                                              -----------    -----------    -----------
Discontinued Operations
   Loss from online casino operations                --             --       (1,390,390)
   Gain on sale of online casino operations          --             --          350,000
   Income (loss) from payment processing
     activities and ATM debit card
     operations                                      --            4,397       (779,366)
                                              -----------    -----------    -----------
Income (Loss) from Discontinued
  Operations                                         --            4,397     (1,819,756)
                                              -----------    -----------    -----------
Net Loss                                      $  (182,921)   $  (222,710)   $(5,974,662)
                                              ===========    ===========    ===========
Basic and Diluted Income (Loss) Per Share
   Continuing operations                      $     (0.05)   $     (0.17)
   Discontinued operations                           0.00           0.00
                                              -----------    -----------
   Net Loss                                   $     (0.05)   $     (0.17)
                                              ===========    ===========
Basic and Diluted Weighted-Average
   Common Shares Outstanding                    3,669,171      1,298,015
                                              -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements


                                        GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                                   (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                          Deficit
                                                                                                        Accumulated
                                                       Common Stock        Additional                    During the        Total
                                                       ------------          Paid-in      Deferred      Development    Stockholders'
                                                   Shares       Amount       Capital    Compensation       Stage          Deficit
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at January 27, 1997 (Date of Inception)         --     $      --     $      --     $      --     $      --     $      --
Issuance of common stock for compensation from
   the reorganization of Cyber Games, Ltd.,
   March 1997, $0.50 per share                       600,500           601       299,649          --            --         300,250
Issuance for cash in 1997 in private placement
   at $20.00 per share, net of $14,394 offering
   costs                                              42,000            42       825,564          --            --         825,606
Conversion of shareholder loans, January
    through September 1998, $2.50 per share           85,106            85       212,680          --            --         212,765
Issuance for cash in 1998 in private placement
    at $2.50 per share                               212,894           213       532,022          --            --         532,235
Shares redeemed in 1998 for disposition of
   online casino operations at $2.50 per share      (140,000)         (140)     (349,860)         --            --        (350,000)
Shares redeemed in 1998 for $16.25 per share          (2,000)           (2)      (32,498)         --            --         (32,500)
Shares redeemed in 1998 for $2.00 per share         (180,000)         (180)     (359,820)         --            --        (360,000)
Compensation from 1998 grant of stock options           --            --           1,500          --            --           1,500
Issuance for cash in 1999 at $2.50 per share          84,000            84       209,916          --            --         210,000
Issuance in exchange for 1999 cancellation of
   option, at $2.50 per share                          2,000             2         4,998          --            --           5,000
Shares redeemed in 1999 for cash at $6.25 per
   share                                              (1,600)           (2)       (9,998)         --            --         (10,000)
Issuance in 2000 for cash and the sale of
   MasterCoin equipment, leaseholds and other
   assets at $3.17 per share                         320,000           320     1,014,680          --            --       1,015,000
Grant of restricted stock in 2000 at $6.25 per
   share                                              20,000            20       124,980      (125,000)         --            --
Issuance in 2000 for cash, $10.00 per share,
   net of offering costs of $25,000                   46,250            46       437,454          --            --         437,500
Amortization of restricted stock                        --            --            --         125,000          --         125,000
Issuance in 2001 for cash in a private
   placement at $10.00 per share                      14,250            14       142,486          --            --         142,500
Exercise of stock options in 2001 at $6.25 per
   share                                               2,400             3        14,997          --            --          15,000
Exercise of stock options in 2002 at $7.05 per
   share                                              41,125            41       288,436          --            --         288,477
Conversion of note payable and accrued
   interest, $0.60 per share in 2003                 100,000           100        60,400          --            --          60,500
Issuance as payment on line of credit, $1.50
   per share                                          40,000            40        59,960          --            --          60,000
Proceeds from  sale of investments to related
   parties                                              --            --          67,000          --            --          67,000
Exercise of stock options, $1.50 per share in
   2003                                               11,090            11        16,623          --            --          16,634
Net loss for  the period from January 27, 1997
   through December 31, 2003                            --            --            --            --      (5,569,031)   (5,569,031)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2003                       1,298,015         1,298     3,561,169          --      (5,569,031)   (2,006,564)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Net loss for the year ended December 31, 2004           --            --            --            --        (222,710)     (222,710)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2004                       1,298,015         1,298     3,561,169          --      (5,791,741)   (2,229,274)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Issuance for payment of expenses, $0.35 per
   share                                             581,856           582       205,351          --            --         205,933
Issuance for payment of interest, $0.35 per
   share                                           1,120,446         1,120       391,036          --            --         392,156
Conversion of notes payable, $0.35 per share       1,999,143         1,999       697,701          --            --         699,700
Issuance for cash, $0.35 per share                   200,000           200        69,800          --            --          70,000
Net loss for the year ended December 31, 2005           --            --            --            --        (182,921)     (182,921)
                                                 -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2005                       5,199,460         5,199     4,925,057          --      (5,974,662)   (1,044,406)
                                                 ===========   ===========   ===========   ===========   ===========   ===========


                        The accompanying notes are an integral part of these consolidated financial statements.


                         GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Period
                                                                                      from January 27,
                                                             For the Years Ended       1997 (Date of
                                                                 December 31,        Inception) Through
                                                          --------------------------    December 31,
                                                              2005           2004           2005
                                                          -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                  $  (182,921)   $  (222,710)   $(5,974,662)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Stock issued for research and development services             --             --          300,250
  Depreciation and amortization                                  --             --          118,170
  Provision for impairment of equipment                          --             --          137,055
  Amortization of imputed interest                               --             --          147,700
  Compensation from stock options and restricted stock           --             --          303,727
  Gain on sale/disposition of investment                         --             --          (32,857)
  Gain on sale of discontinued operations                        --             --         (365,241)
  Provision for impairment of investments in securities          --             --        1,270,840
  Interest income converted to common stock of investee          --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                              --             --          (39,908)
    Accounts receivable                                          (513)         6,789           (680)
    Accounts payable and accrued expenses                      60,680        216,646        778,083
    Merchant settlements payable                                 --             --           82,058
    Other current liabilities                                    --             (725)         8,409
                                                          -----------    -----------    -----------
  Net Cash Used by Operating Activities                      (122,754)          --       (3,303,056)
                                                          -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                     --             --         (180,000)
Collections on notes receivable - related party                  --             --           78,017
Investments in securities                                        --             --       (1,255,000)
Proceeds from sale of investments                                --             --          170,000
Proceeds from sale of investment to related party                --             --           50,000
Long-term deposits                                               --             --          (21,562)
Purchase of software and equipment                               --             --         (193,252)
                                                          -----------    -----------    -----------
  Net Cash Used in Investment Activities                         --             --       (1,351,797)
                                                          -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment,
  subsequently characterized as notes payable                    --             --          250,000
Proceeds from issuance of common stock                         70,000           --        3,232,841
Proceeds from stock options exercised                            --             --           42,500
Redemption of common stock                                       --             --         (402,500)
Proceeds from borrowings                                       90,000           --        1,736,890
Payments of borrowings                                           --             --         (167,632)
                                                          -----------    -----------    -----------
  Net Cash Provided by Financing Activities                   160,000           --        4,692,099
                                                          -----------    -----------    -----------
Net Increase in Cash                                           37,246           --           37,246
Cash - Beginning of Period                                       --             --             --
                                                          -----------    -----------    -----------
Cash - End of Period                                      $    37,246    $      --      $    37,246
                                                          ===========    ===========    ===========
 Cash Paid for Interest                                   $      --      $      --
                                                          ===========    ===========


                   The accompanying notes are an integral part of these statements


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)




                                                       For the Years Ended
                                                           December 31,
                                                     -----------------------
                                                         2005         2004
                                                     ----------   ----------
Supplemental Disclosure of Noncash Investing and
  Financing Activities
Noncash accounts payable converted to common stock   $   49,974   $    --
                                                     ==========   ==========
Accrued interest and notes payable converted to
  common stock                                       $1,091,856   $    --
                                                     ==========   ==========
Accrued liabilities converted to common stock        $  155,959   $    --
                                                     ==========   ==========




The accompanying notes are an integral part of these consolidated financial statements.



                                       F-6

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Operations - On August 30, 2005, Global Pari-Mutuel Services, Inc. (the "Company") filed a Certificate of Amendment (the "Amendment") to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to effect a change in the Company's name from "Orbis Development, Inc." to "Global Pari-Mutuel Services, Inc. The Amendment was approved by the directors and stockholders of the Company in accordance with the laws of Nevada.

Global Pari-Mutuel Services, Inc. (the "Company" or "Global") was organized on January 27, 1997 under the laws of the state of Nevada. Global is a development stage company that has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, and development of a credit card processing services business and a related operation of providing ATM debit card services to online gaming customers and its efforts to market credit card services of international credit card processors to merchants. With the exception of licensing pari-mutuel software, Global discontinued, sold or abandoned each of these previous operations.

During 2000, Global formed WWW Global Interamericana, L.T.D.A., a Costa Rician corporation and began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse racing. During October 2001, Global Interamericana entered into an agreement with Racing Services de Mexico (RSI), a provider of pari-mutuel wagering services and equipment, whereby Global Interamericana agreed to market RSI's services using Global Interamericana's software technology to casinos and Internet off-track betting (OTB) sites. Through the use of these services and technology, merchants and their customers would be provided the technology to participate in pari-mutuel wagering pools and receive racing information at off-track locations.

During 2002, Global Interamericana contracted for the development of the required technology software and purchased the software when it was completed. During 2002, Global Interamericana began marketing its software to casinos and off-track merchants. However, management of Global Interamericana was notified that due to recent breaches of security regarding existing technology with one of the major pari-mutuel wagering hubs on horse races, most major race tracks have delayed the implementation of online pari-mutuel wagering on their races. Therefore, Global Interamericana's ability to license its technology and receive licensing fees was substantially delayed from management's original planned level of operations. Race tracks have permitted certain exceptions to their policy which exceptions have allowed limited use of Global Interamericana's technology by certain high-volume customers. Limited revenue from these continuing operations was earned during 2003 as the result of software licensing fees under these exceptions. The licensing fees are computed as a percentage of total wager amounts made at

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Internet OTB sites using RSI's services and Global Interamericana's software technology. During the third quarter of 2003, the Company exercised its right to terminate its contract with RSI and RSI's operations were shut-down by state and federal authorities. The Company presently has royalty contracts for the use of its pari-mutuel software with two start-up companies. These contracts have not generated any revenue to date.

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

Principles of Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Global Pari-Mutuel Services, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fair Value of Financial Instruments - Based on the borrowing rates currently available to the Company for loans with similar terms and maturities, the amounts reported as notes payable are considered to be reasonable approximations of their fair values.

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, and its efforts to market credit card services of international credit card processors to merchants in early 2004 and has not had substantial revenue generating activity. The Company has generated minimal revenues during 2005 from its continuing operations. Additionally, it has accumulated losses since inception of $5,974,662 and $182,921 during 2005, and has used cash in operating activities since inception of $3,303,056 and $122,754 during 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business sufficient to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Trade Accounts Receivable -- The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Stock-Based Compensation - At December 31, 2005, the Company had one stock-based employee compensation plan, and has granted individual options, which are described more fully in Note 10. The Company accounts for the plan and the options under the recognition method and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plans and the options had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and basic and diluted loss per common share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation, to stock-based employee compensation:


For the Years Ended December 31,                                      2005                   2004
-------------------------------------------------------------- ----------------------- --------------

Net loss, as reported                                             $(182,921)              $(222,710)

Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                                 -                  (5,557)
-------------------------------------------------------------- ----------------------- --------------
Pro forma net loss                                                $(182,921)              $(228,267)
============================================================== ======================= ==============

Basic and diluted loss per common shares as reported              $   (0.05)              $   (0.17)
Basic and diluted loss per common shares pro forma
============================================================== ======================= ==============

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2005 and 2004 there were zero and 527,454 potentially issuable common shares, comprising zero and 235,700 shares issuable for stock options and zero and 291,754 shares issuable under outstanding convertible notes, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive. In June 2005 all stock options were cancelled and notes were no longer convertible to common shares.

Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment," which is an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (APB) No. 25, "Accounting for Stock Issued to Employees" (APB 25) and requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in the Company's financial statements. This new standard is effective for interim and annual periods beginning after December 15, 2005. The Company is currently evaluating SFAS No. 123 as revised and intends to implement it in the first quarter of 2006. At December 31, 2005 there were no stock options outstanding. Therefore, the implementation of this standard will not initially have a material impact on the Company's financial statements.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. The Company will be required to apply this statement for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

NOTE 2 - ONLINE CASINO OPERATIONS

On January 27, 1997, certain individuals (the "founders") initiated the development of certain online casino gaming software technology intended for use over the Internet. In March 1997, the

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

founders contributed the technology to CyberGames Ltd. ("Limited"), an Ireland company. Limited did not have any operations or assets prior to the founder's contribution. Immediately after the contribution, Limited was reorganized into CyberGames International, Inc. ("International"), a Nevada corporation incorporated on January 27, 1997, by International issuing 600,500 shares of its common stock to the founders in exchange for all of the outstanding shares of Limited. The founders controlled International after the reorganization; accordingly, the reorganization was accounted for as the recapitalization of Limited into International. The original capital contribution of technology and the shares issued were accounted for as compensation to the founders for developing the online casino software and for organizing the Company and were valued at $300,250, or $0.50 per share, based upon the price at which common stock was subsequently issued to non-affiliates for cash.

Through June 1998, the Company's efforts were to design and develop software for online gaming. All costs associated with the Company's efforts to design and develop online casino gambling software were recognized as research and development expense as incurred. On July 1, 1998, the Company discontinued developing the online gaming business and sold all of the related assets and operations to a former shareholder in exchange for the return of 140,000 shares of the Company's common stock. The stock redemption was valued at $350,000, or $2.50 per share. The sale resulted in the recognition of a $350,000 gain from the sale of the online casino operations. The financial statements present the results from the online gaming activities as discontinued operations.

NOTE 3 - ELECTRONIC CURRENCY SERVICES

Following the sale of the online gaming operations, the Company pursued the business of providing various forms of electronic currency through the Internet. In August 1999, the Company entered into an agreement to acquire the business, certain software, leasehold interests and equipment of MasterCoin, Inc., a provider of electronic currency applications. In exchange for these assets, the Company issued 1,385,000 shares of common stock to the owners of MasterCoin, Inc. and changed its name to MasterCoin, Inc. After completing the acquisition, the Company determined that it had not gained effective operating control of the acquired business and commenced negotiations to terminate the acquisition. In February 2000, the Company entered into an agreement to rescind the business portion of the acquisition in exchange for the return and cancellation of 1,065,000 shares of common stock. The Company retained the equipment and leasehold interests in exchange for the remaining 320,000 shares of common stock that were not cancelled.

The assets acquired were valued at $1,015,000 based on the price received from the subsequent resale of the assets. In April 2000, the assets retained were sold to a non-affiliate in exchange for cash of $1,015,000. Based on the substance of the transaction, the 320,000 shares of stock were recognized as issued for cash of $1,015,000. The Company also made non-interest bearing cash advances totaling $175,000 to MasterCoin. These advances were recovered in April 2000.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In October 2002 the Company began its efforts to market credit card services of international credit card processors to merchants. These services were discontinued in early 2004. Income of approximately $4,400 was generated by the international credit card services operations during 2004. The financial statements present the results from the online gaming activities as discontinued operations.

NOTE 7 - ROYALTY PARTICIPATION ARRANGEMENT

During August 2002, the Company entered into royalty participation agreements whereby third party participants paid the Company $250,000 in exchange for a portion of future software

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

licensing fees generated from Global Interamericana's technology equal to 0.25% of the pari-mutuel wagers placed using Global Interamericana's technology. In addition, the participants purchased 3.25% of those wagers less customer winnings, bank fees and marketing costs of the casinos and off-track merchants using Global Interamericana's technology, except for wagers from certain high-volume customers. On January 10, 2003, the royalty participation agreements were modified such that the Company agreed to pay the participants 5.0% of Global Interamericana's software fee revenues from October 2002 that related to the previously excepted wagers from certain high-volume customers. The 5.0% fee was to be paid from fees earned by Global Interamericana's installation of its software technology with casinos and off-track merchants.

Recognition of the $250,000 of revenue from the sale of the software to the participants was deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form. The Company has converted this deferred revenue to a note payable and accrued interest at 10% from the date the funds were initially received. In June 2005, the Company paid a portion of principal plus all accrued interest through December 31, 2005 by issuing 571,429 shares of common stock at $0.35 per share. In participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006

NOTE 8 -- INCOME TAXES

The components of the net deferred tax asset at December 31, 2005 and 2004 are as follows:

For the Years Ended December 31,                 2005                  2004
--------------------------------------------------------------------------------
Operating loss carry forwards                  $1,590,400           $ 1,528,207
Impairment of investment in securities            415,140               415,140
Valuation allowance                            (2,005,540)           (1,943,347)
--------------------------------------------------------------------------------
Net Deferred Tax Asset                       $      --              $      --
--------------------------------------------------------------------------------

The Company has tax operating loss carry forwards totaling approximately $4,678,000 at December 31, 2005 that will expire if unused from 2018 through 2025.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                       2005             2004
--------------------------------------------------------------------------------

Tax benefit at statutory rate of 34%                 $62,193           $75,722
Change in valuation allowance                        (62,193)          (75,722)
--------------------------------------------------------------------------------
Provision for Income Taxes                             $ -               $ -
--------------------------------------------------------------------------------

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

Short-Term Notes Payable - As of December 31, 2004, the Company had outstanding borrowings of $5,000 through the issuance of unsecured notes bearing interest at 10% from an officer and employee. The $5,000 note was paid in June 2005 with accrued interest through the issuance of 16,549 shares of common stock at $0.35 per share

During 2003, the Company borrowed $115,000 from a shareholder through the issuance of unsecured notes bearing interest at 10%. In March 2005, the notes and accrued interest were repaid by the issuance of 366,906 shares of the Company's common stock at $0.35 per share.

On June 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (See Note 12) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest are due and payable on December 15,
2006

On October 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (see Note 12) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest are due and payable on December 15, 2006

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 10%. In June 2005, the agreement was amended to extend the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006. There were no draws or repayments during the years ended December 31, 2005 and 2004. During the year ended December 31, 2005 accrued interest on the loan was paid by the issuance of 112,571 shares of common stock at $0.35 per share.

Convertible Promissory Notes - On December 31, 2002, holders of convertible notes with a face value of $552,400 signed an extension and modification agreement to extend the due date from October 1, 2003 to January 1, 2005. The agreement permited the note holders to convert the principal amount of the notes at any time prior to maturity into common stock at a conversion rate of $3.25. per share which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after the original maturity date.

In March 2005, $102,400 in principal and the accrued interest through December 31, 2004 on these notes was paid by the issuance of 489,294 shares of the Company's common stock at $0.35 per share.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 and bearing interest at 8% per annum beginning on January 1, 2006. In addition, the notes are no longer convertible to common stock of the Company. In addition, the Company issued 771,429 shares at $0.35 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and half of the original principal balances. The principal balances on these notes after the issuance of the common stock was $225,000.

Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes. On June 20, 2005, the Company and certain of its directors entered into a settlement agreement wherein the Company and directors agreed to pay the holders a series of payments totaling $150,000 to settle the $90,000 in notes payable, accrued interest and other payables. The remaining balance owed under the settlement as of December 31, 2005, has been accounted for as accrued litigation settlement on the balance sheet.

Series A and B Convertible Promissory Notes - On December 31, 2002, the note holder of the $356,800 Series A and B convertible promissory note signed an extension and modification agreement whereby the due date was modified to January 1, 2005. The modification agreement permited the note holder, at any time, to convert the principal amount of the notes plus accrued interest through October 1, 2003 into common stock at a conversion rate of $3.25 per share, which was the fair value of the underlying common stock on the date of modification; therefore, no beneficial conversion option was recognized as a result of the modification. Additionally, interest at a rate of 10% will be payable quarterly after October 1, 2003.

In March 2005, partial principal and accrued interest through December 31, 2004 on these notes was paid by the issuance of 261,697 shares of the Company's common stock at $0.35 per share.

In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 and bearing interest at 8% per annum beginning on January 1, 2006. In addition, the notes are no longer convertible to common stock of the Company. In addition, the Company issued 529,714 shares at $0.35 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and half of the principal balances. The principal balances on these notes after the issuance of the common stock was $154,500.

Deferred Revenue Promissory Notes--The Company was unable to meet its obligations under its $250,000 Royalty Participation Agreement (see Note 7), therefore, in June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 571,429 shares of common stock at $0.35 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Long-term Note - In June 2005 the Company converted debts owed to a shareholder for expenses through the issuance of an unsecured note in the amount of $50,000 which matures on December 31, 2007 and bears interest at a rate of 8% per annum beginning on January 1, 2006.

Notes payable are summarized as follows:

December 31                                                                  2005               2004
-------------------------------------------------------------------------------------------------------

10% notes payable to related party, due on demand, unsecured              $   75,000         $    5,000
10% notes payable to shareholder, due on demand, unsecured                    15,000            115,000

8-10% revolving credit loan, unsecured, due December 31, 2007                196,988            196,988
Promissory notes, unsecured, due December 31, 2007,  bearing
  interest at 8% to 10%                                                      275,000            552,400
Deferred revenue promissory notes, unsecured, due December 31,
  2007, bearing interest at 10%                                              200,000            250,000
Series A and B promissory notes, unsecured, due December 31,
  2007, bearing interest at 8% to 10%                                        154,500            356,800
-----------------------------------------------------------------------   ----------         ----------
Total notes payable less unamortized discount                                916,488          1,476,188
Less:  current portion                                                        90,000          1,476,188
-----------------------------------------------------------------------   ----------         ----------
Long-Term Notes Payable                                                   $  826,488         $      --
=======================================================================   ==========         ==========

Future maturities of notes payable as of December 31, 2005 are as follows: 2006
- $90,000; 2007 - $826,488.


NOTE 10 - STOCK OPTIONS

Non-Qualified Options - During 2005 and 2004, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During September 2000 the Board of Directors approved for submission to vote by the Company's shareholders, the 2000 Stock Option and Restricted Plan (the "Plan"). The Company's shareholders approved the Plan as of March 31, 2001. Under the terms of the Plan the Company reserved 150,000 shares of common stock for option and restricted stock grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible to participate in the Plan.

During 2005 and 2004, the Company did not grant options for the purchase of shares of common stock.

On June 20, 2005 all outstanding options were cancelled.

At December 31, 2005 and 2004, there were 0 and 82,210 qualified options available for future grants under the Plan, respectively. A summary of stock option activity for the years ended December 31, 2005 and 2004 is as follows:

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                              Weighted
                                                                      Exercise Price           Average
                                                       Options            Range            Exercise Price
--------------------------------------------------- -------------- --------------------- --------------------

Balance December 31, 2003 and 2004                      235,700       $1.50 - $10.00            $4.30
   Cancelled                                            235,700       $1.50 - $10.00            $4.30
--------------------------------------------------- -------------- --------------------- --------------------
Balance December 31, 2005                                 -                 -                     -
--------------------------------------------------- -------------- --------------------- --------------------
Options exercisable at December 31, 2004                231,700       $1.50 - $10.00            $4.35
Options exercisable at December 31, 2005                  -                  -                    -
--------------------------------------------------- -------------- --------------------- --------------------


NOTE 11 - COMMON STOCK

During the year ended December 31, 2005 the Company paid various liabilities through the issuance of common stock. As discussed in Note 9, a majority of the liabilities paid were for debt and accrued interest. The company additionally issued 581,856 shares of common stock at $0.35 per share for various accrued liabilities and accounts payable.

During the year ended December 31, 2005, the company issued 200,000 shares of common stock at $0.35 per share for cash.

One for Five Reverse Stock Split - On August 30, 2005, the Company filed a Certificate of Amendment (the "Amendment") to the Articles of Incorporation of the Company with the Secretary of State of the State of Nevada to effect a one-for-five reverse split of the issued and outstanding shares of common stock of the Company, thereby reducing the number of shares outstanding from 24,997,300 to 4,999,460. The stock split has been retroactively reflected in the accompanying consolidated financial statements for all periods presented. The Amendment was approved by the directors and stockholders of the Company in accordance with the laws of Nevada.


NOTE 12 - SETTLEMENT AGREEMENT

On June 20, 2005 the Company entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs. The Company agreed to pay the Plaintiffs $150,000. The first and second payments of $45,000 each were made during 2005 in accordance with the terms of the settlement.

A minimum third payment of $30,000 was due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. The Company has entered into a verbal agreement to extend the payment due date. To the extent that

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

In addition, the Company has pledged all of its shares of CardSystems and Big Water as security against this settlement.

Mr. Egide, Mr. Isetta and Mr. Richardson personally guaranteed, jointly and severally, the payment of the first and second payments. During the year ended December 31, 2005, Mr. Egide loaned the Company $75,000 and Mr. Isetta loaned the Company $15,000 to make the first and second scheduled payments. In addition, Mr. Egide has pledged 3,007 shares of CardSystems stock and 452,500 shares of Big Water stock as additional security pursuant to the settlement agreement.


NOTE 13 - SUBSEQUENT EVENTS

Acquistion of Royal Turf Club of Nevada - On February 6, 2006, the Company, entered into a Stock Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the Royal Turf Club, Inc. ("RTC"). RTC is a Nevada corporation with its principal offices located in Nevada, and is engaged in the business of providing software and software services for online pari-mutuel wagering.

Pursuant to the terms of the Exchange Agreement, the Company has agreed to issue to RTC six million (6,000,000) shares of the Company's common stock in exchange for all of the issued and outstanding shares of RTC. Additionally, subject to the terms and conditions set forth in the Exchange Agreement, the Company may issue to the shareholders of RTC up to an additional 1,500,000 shares of the Company's common stock to the shareholders of RTC based upon the following earn out schedule:

         If RTC's pretax profit for the year ended December 31, 2006 is equal to or greater than $1,000,000, the Company will issue an additional 500,000 shares to the shareholders of RTC at the date of acquisition.

         If RTC's pretax profit for the year ended December 31, 2007 is equal to or great than $2,500,000, the Company will issue an additional 500,000 shares to the shareholders of RTC at the date of acquisition.

         If RTC's pretax profit for the year ended December 31, 2008 is equal to or greater than $4,000,000, the Company will issue an additional 500,000 shares to the shareholders of RTC at the date of acquisition.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's acquisition of RTC is currently expected to close during the quarter ending June 30, 2006. The obligations of the Company and RTC to close the transaction are subject to a number of conditions, including RTC's delivery of audited financial statements acceptable to the Company in its discretion. The Exchange Agreement contains customary representations and warranties by the parties. Each of the parties makes various covenants, including covenants to indemnify each other from damages suffered due to the breaches of presentations, pursuant to the terms of the Exchange Agreement, the Company has agreed to grant to the shareholders of RTC certain rights to obtain registration under the Securities Act of 1933, as amended, of the shares of the Company's common stock proposed to be issued in the transactions contemplated by the Exchange Agreement.

Mr. James A. Egide, a director of the Company and the Company's Chief Executive Officer, is a minority shareholder of RTC.

Common Stock Options- During March 2006 the Board of Directors granted a former director the option to purchase 50,000 shares at $0.35 per share, all options to vest immediately.

Also during March 2006 the Board of Directors granted three directors the option to purchase 100,000 shares of the Company's common stock at $0.35 per share. Fifty percent of these options vest immediately and the remaining fifty percent vest 1 year from the date of the grant.