Form 10KSB/A
period 2005-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-04-19
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 (Amendment #1)

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



                            2533 North Carson Street
                              CARSON CITY, NV 89706
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 302-8621


Securities registered under to Section 12(b) of the Act:
None

Name of exchange on which registered: N/A

Securities registered under to Section 12(g) of the Act:

Name of exchange on which registered: Pink Sheets

Common Stock, par value $0.001

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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to our Annual Report on Form 10-KSB is being filed to provide certain information that was inadvertently omitted from our original filing and to correction dates reported in the previous report. The changes made hereby are not, either individually or in the aggregate, material.

We draw your attention to the following changes:

     1.   Part III, Item 9 Directors, Executive Officers, Promoters and Control
          Persons: We have added Keith Cannon to the list of Company Directors and his associated biographical information.

     2.   Part III, Item 11 Security Ownership of Certain Beneficial Owners and
          Management: The date in the first paragraph of this section has been changed from August 25, 2005 to April 15, 2006. The date in the heading of the table in this section has been changed from August 25, 2006 to April 15, 2006. Keith Cannon, a Director, who owed 200,000 shares or 3.85% of the Company's common stock has been added to the list of Principal Shareholders. The result of Mr. Cannon's addition to this table changes the number of Directors and Executive Officers in the table from 2 to 3 and increases the percentage of stock Ownership from 22.72% to 26.57%.

This Amendment No. 1 to Annual Report on Form 10-KSB does not reflect events occurring after the April 17, 2006 filing of our original annual Report on Form 10-KSB in any way, except to reflect the changes discussed in the amendment. Accordingly, this amendment should be read in conjunction with the original filing.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified. Information regarding the directors and executive officers of the Company as of the date of this report are set forth below:

     NAME                    AGE                      POSITION
     ----                    ---                      --------

James A. Egide               72               Director and Chairman of
                                                the Board
Michael D. Bard              59               Director and Principal
                                                 Accounting Officer
Keith Cannon                 64               Director

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

KEITH CANNON has served as a director of Global Pari-Mutuel since December 2005. Mr. Cannon has been employed in the securities brokerage industry for more than 36 years, and has served as the branch manager for Wilson-Davis & Co. in San Diego, California since 1994. Among his professional activities, Mr. Cannon served on the business district conduct committee of the National Association of Securities Dealers for a three-year term, was elected as President of the Utah Securities Dealers Association and was appointed to serve as Chairman and a board member of the Utah Governor's Securities Advisory Board. Mr. Cannon holds a masters degree in business and a backelors degree in journalism from the University of Utah.

In addition to his appointment as a director of the Company, Mr. Cannon currently serves as a director and member of the audit committee of Elamex, S.A. de C.V., a management services company located in El Paso, Texas, Montgomery Realty Group, a real estate management firm located in South San Francisco, California, JLN Conture, a New York City-based bridal and dress manufacturer, and Vista Corp., a small business technology and consulting service provider located in Redmond, Washington.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 15, 2006 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                                    Beneficial Ownership as of April 15, 2006
                                                    -----------------------------------------
Name and Address of Beneficial Owner          Number of Shares      (2)      Percentage of Class(3)
------------------------------------          ----------------               ----------------------
  Heritage Limited
  P.O. Box 1823
  Basseterre, St. Kitts BWI                      1,173,242 (4)                      22.56%

  AMEJ Foundation                                  824,557  (5)                     15.86%
  42 Digital Drive
  Novato, CA 94949

  C. R. Fedrick                                    391,614                           7.53%
  P.O. Box 688
  Novato, CA 94949


Directors and Executive Officers(1)
-----------------------------------

  James A. Egide                                 1,110,914 6)                       21.37%

  Keith Cannon                                     200,000                           3.85%

  Michael D. Bard                                   70,000                           1.35%

  All offices and directors as a
  Group 3 persons)                                                                  26.57%



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


                        GLOBAL PARI-MUTUEL SERVICES, INC.


By: /s/ JAMES A. EGIDE
---------------------------
    James A. Egide
    Chairman of the Board
    Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

    SIGNATURES                          TITLE                          DATE
    ----------                          -----                          ----

/s/ JAMES A. EGIDE               Chairman of the Board            April 17, 2006
--------------------       (Acting Principal Executive Officer)

James A. Egide


/s/ MICHAEL D. BARD         Director and Principal Financial      April 17, 2006
------------------------       and Accounting Officer
Michael D. Bard