Form 10QSB
period 2006-03-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-05-22
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

                 2533 North Carson Street, Carson City, NV 89706
                 -----------------------------------------------
                    (Address of principal executive offices)

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

[1] Yes   No X   [2] Yes X   No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 15, 2006.

Common Stock, $.001 par value 5,699,460 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                   Yes   No X

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2006
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I     Financial Information

Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited)
             -- March 31, 2006 and December 31, 2005                         1

           Condensed Consolidated Statements of Operations
             (Unaudited) - For the Three Ended March 31, 2006 and
             2005 and For the Period from January 27, 1997 (Date
             of Inception) through March 31, 2006                            2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) - For the Three Months Ended March 31,
             2006 and 2005 and for the Period from January 27,
             1997 (Date of Inception) through March 31, 2006                 3

           Notes to Condensed Consolidated Financial Statements              4

Item 2     Management's Discussion and Analysis or Plan of Operation         9

Item 3     Controls and Procedures                                           11

PART II    Other Information

Item 1     Legal Proceedings                                                 11
Item 6     Exhibits and Reports on Form 8-K                                  11

Signature Pages                                                              11


                            PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                  GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                             (A Development Stage Company)
                         CONDENSED CONSOLIDATED BALANCE SHEETS
                                      (UNAUDITED)

                                                             March 31,     December 31,
                                                               2006            2005
                                                            -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                      $         7    $    37,246
  Accounts receivable                                               767            513
                                                            -----------    -----------
     Total Current Assets                                           774         37,759
                                                            -----------    -----------
          Total Assets                                      $       774    $    37,759
                                                            ===========    ===========

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                          $    82,825    $   102,325
  Accounts payable related party                                 18,200           --
  Accrued expenses                                               22,156          3,375
  Litigation settlement                                          47,321         59,977
  Notes payable, current portion                                 90,000         90,000
                                                            -----------    -----------
    Total Current Liabilities                                   260,502        255,677
Long-term notes payable, net of current portion                 826,488        826,488
                                                            -----------    -----------
         Total Liabilities                                    1,086,990      1,082,165
                                                            -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued              --             --
  Common stock -- $0.001 par value; authorized 25,000,000
     shares; 5,199,460 shares issued and outstanding              5,199          5,199
  Additional paid in capital                                  4,947,056      4,925,057
  Deficit accumulated during development stage               (6,038,471)    (5,974,662)
                                                            -----------    -----------
     Total Stockholders' Deficit                             (1,086,216)    (1,044,406)
                                                            -----------    -----------
Total Liabilities and Stockholders' Deficit                 $       774    $    37,759
                                                            ===========    ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                                                                         For The Period From
                                                                 For the Three Months     January 27, 1997
                                                                    Ended March 31,      (Date of Inception)
                                                              --------------------------      through
                                                                  2006           2005      March 31, 2006
                                                              -----------    -----------   --------------
Revenue                                                       $       767    $      --      $   235,299
Cost of revenue                                                      --             --           27,587
                                                              -----------    -----------    -----------
Gross Profit                                                          767           --          207,712


General and administrative expense                                (45,796)        (1,500)    (2,493,257)
Impairment of equipment and software                                 --             --         (137,055)
Impairment of investment in securities                               --             --       (1,270,840)
Gain on sale of investments                                          --             --           32,857
Interest expense                                                  (18,780)       (30,150)      (640,011)
Interest income                                                      --             --           81,879
                                                              -----------    -----------    -----------
Loss from Continuing Operations                                   (63,809)       (31,650)    (4,218,715)
                                                              -----------    -----------    -----------

Discontinued Operations:
  Loss from online casino operations                                 --             --       (1,390,390)
  Gain on sale of online casino Operations                           --             --          350,000
  Profit (loss) from payment processing activities and ATM
      Debit card operations                                          --             --         (779,366)
                                                              -----------    -----------    -----------
Loss from Discontinued Operations                                    --             --       (1,819,756)
                                                              -----------    -----------    -----------
  Net Loss                                                    $   (63,809)   $   (31,650)   $(6,038,471)
                                                              ===========    ===========    ===========

Basic and Diluted Loss Per Share
    Continuing operations                                     $     (0.01)   $     (0.02)
    Discontinued operations                                   $      --             --
                                                              -----------    -----------
  Net Loss Per Share                                          $     (0.01)   $     (0.02)
                                                              ===========    ===========

Basic and Diluted Weighted-Average Shares Outstanding           5,199,460      1,716,821
                                                              -----------    -----------


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                          GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                     (A Development Stage Company)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Period from
                                                                                           January 27, 1997
                                                               For the Three Months Ended     (Date of
                                                                       March 31,              Inception)
                                                               --------------------------      Through
                                                                   2006           2005      March 31, 2006
                                                               -----------    -----------   --------------
Cash Flows from Operating Activities
------------------------------------
Net loss                                                       $   (63,809)   $   (31,650)   $(6,038,471)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Stock issued for research and development services                  --             --          300,250
  Depreciation and amortization                                       --             --          118,170
  Provision for impairment of equipment                               --             --          137,055
  Amortization of imputed interest                                    --             --          147,700
  Compensation from stock options and restricted stock                --             --          303,727
  Gain on sale/disposition of investment                              --             --          (32,857)
  Gain on sale of discontinued operations                             --             --         (365,241)
  Provision for impairment of investments in securities               --             --        1,270,840
  Interest income converted to common stock of investee               --             --          (36,000)
  Valuation of stock options issued                                 21,999           --           21,999
  Change in operating assets and liabilities:
    Restricted cash                                                   --             --          (39,908)
    Accounts receivable                                               (254)          --             (934)
    Accounts payable and accrued expenses                            4,825         30,150        782,908
    Merchant settlements payable                                      --             --           82,058
    Other current liabilities                                         --             --            8,409
                                                               -----------    -----------    -----------
  Net Cash (Used) by Operating Activities                          (37,239)        (1,500)    (3,340,295)
                                                               -----------    -----------    -----------
Cash Flows from Investing Activities
------------------------------------
Issuance of notes receivable - related party                          --             --         (180,000)
Collections on notes receivable - related party                       --             --           78,017
Investments in securities                                             --             --       (1,255,000)
Proceeds from sale of investments                                     --             --          170,000
Proceeds from sale of investment to related party                     --             --           50,000
Long-term deposits                                                    --            1,500        (21,562)
Purchase of software and equipment                                    --             --         (193,252)
                                                               -----------    -----------    -----------
  Net Cash Provided by Investment Activities                          --            1,500     (1,351,797)
                                                               -----------    -----------    -----------
Cash Flows from Financing Activities
------------------------------------
Proceeds from deferred royalty payment, subsequently
  characterized as notes payable                                      --             --          250,000
Proceeds from issuance of common stock                                --             --        3,232,841
Proceeds from stock options exercised                                 --             --           42,500
Redemption of common stock                                            --             --         (402,500)
Proceeds from borrowings                                              --             --        1,736,890
Payments of borrowings                                                --             --         (167,632)
                                                               -----------    -----------    -----------
  Net Cash Provided by Financing Activities                           --             --        4,692,099
                                                               -----------    -----------    -----------
Net (Decrease) Increase in Cash                                    (37,239)          --                7
Cash - Beginning of Period                                          37,246           --             --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $         7    $      --      $         7
                                                               ===========    ===========    ===========
Cash Paid for Interest                                         $      --      $      --
                                                               ===========    ===========

Supplemental Cash Flow Information
----------------------------------
  Cash Paid for Interest                                       $      --      $      --

Supplemental Disclosure of Non-cash Investing
  and Financing Activities
---------------------------------------------
Non-cash accounts payable converted to common stock            $      --      $    10,500
Accrued interest and notes payable converted to common stock   $      --      $   410,963
Accrued liabilities converted to common stock                  $      --      $    44,459


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                3

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The unaudited condensed financial statements of Global Pari-mutuel Services, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Global Pari-mutuel Services' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2006.

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. Results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, and ATM debit card processing operations in early 2003 and its remaining credit card processing operations in early 2004 and has not had a substantial revenue generating activity. The Company only generated $767 of revenue from continuing pari-mutuel software licensing operations during the three month period ended March 31, 2006, and only $235,299 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $6,038,471 and $63,809 during the three months ended March 31, 2006, respectively. The Company has used cash in operating activities since inception of $3,340,295. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- Effective January 1, 2006, the Company adopted the provisions of Statement of Accounting Standards No. 123R, Share Based Payment ("FAS 123R") for its one stock-based compensation plan. The Company previously accounted for this plan under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure.

Under APB 25, no compensation expense was recorded in earnings for the Company's stock-based options granted under its compensation plans. The pro forma effects on net income and earnings per share for the options and awards granted under the plans were instead disclosed in a note to the consolidated financial statements. Under SFAS 123R, all stock-based compensation is measured at the grant date, based on the fair value of the option or award, and is recognized as an expense in earnings over the requisite service period, which is typically through the date the options vest.

The Company adopted SFAS 123R using the modified prospective method. Under this method, for all stock-based options and awards, granted prior to January 1, 2006 that remain outstanding as of that date, compensation cost is recognized for the unvested portion over the remaining requisite service period, using the grant-date fair value measured under the original provisions of SFAS 123 for pro forma and disclosure purposes. No such options were outstanding as of January 1, 2006.

The Company utilized the Black-Scholes model for calculating the fair value pro forma disclosures under SFAS 123 and will continue to use this model, which is an acceptable valuation approach under SFAS 123R. The following table summarizes the Black-Scholes option-pricing model assumptions used to compute the weighted-average fair value of stock options granted during the periods below:

                                          Three Months Ended March 31,
                                          ----------------------------
                                           2006                   2005
                                           ----                   ----
Expected dividend yield                       -                   N/A*
Risk free interest rate                    4.68%                  N/A*
Expected volatility                      265.15%                  N/A*
Expected life                           10 Years                  N/A*
Weighted average fair value per share     $0.11                   N/A*
*Not applicable as there were no options granted during the period


During the three months ended March 31, 2006, 350,000 options were granted and all previously issued options were fully vested prior to January 1, 2006. Therefore, the financial statements include $21,999 of compensation costs relating to stock-based compensation for the three months ended March 31, 2006, including the effects from adoption of SFAS 123R, which would have previously been presented in a pro forma disclosure, as discussed above.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2006 there were 350,000 potentially issuable common shares all issuable for stock options. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2 - NOTES PAYABLE

Short-Term Notes Payable - On June 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (See Note 3) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest are due and payable on December 15, 2006.

On October 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (see Note 12) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest are due and payable on December 15, 2006.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company may borrow from its Chairman and Chief Executive Officer up to $200,000. Borrowings under the agreement are unsecured, and bear interest at 10%. In June 2005, the agreement was amended to extend the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006. There were no draws or repayments during the three months ended March 31, 2006.

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

Holders of notes with a face amount of $90,000 did not elect to modify the terms of their notes. On June 20, 2005, the Company and certain of its directors entered into a settlement agreement wherein the Company and directors agreed to pay the holders a series of payments totaling $150,000 to settle the $90,000 in notes payable, accrued interest and other payables. The remaining balance owed under the settlement as of March 31, 2006, has been accounted for as accrued litigation settlement on the balance sheet.

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

Deferred Revenue Promissory Notes--The Company was unable to meet its obligations under its $250,000 Royalty Participation Agreement, therefore, in June 2005, the Company paid the parties to the royalty participation agreement for accrued interest at a rate of 10% per annum beginning in August 2002 through December 31, 2005 and returned $50,000 of the original amount by issuing 571,429 shares of common stock at $0.35 per share. In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006

Other Long-term Note - In June 2005 the Company converted debts owed to a shareholder for expenses through the issuance of an unsecured note in the amount of $50,000 which matures on December 31, 2007 and bears interest at a rate of 8% per annum beginning on January 1, 2006.

Notes payable are summarized as follows:

                                                                 Mar. 31,   Dec. 31,
                                                                   2005       2005
                                                                 --------   --------
10% notes payable to related party, due on demand, unsecured     $ 75,000   $ 75,000
10% notes payable to shareholder, due on demand, unsecured         15,000     15,000
8-10% revolving credit loan, unsecured, due December 31, 2007     196,988    196,988
Promissory notes, unsecured, due December 31, 2007, bearing
  interest at 8% to 10%                                           275,000    275,000
Deferred revenue promissory notes, unsecured, due December 31,
  2007, bearing interest at 10%                                   200,000    200,000
Series A and B promissory notes, unsecured, due December 31,
  2007, bearing interest at 8% to 10%                             154,500    154,500
                                                                 --------   --------
Total notes payable less unamortized discount                     916,488    916,488
Less:  current portion                                             90,000     90,000
                                                                 --------   --------
Long-Term Notes Payable                                          $826,488   $826,488
                                                                 ========   ========

Future maturities of notes payable as of March 31, 2005 are as follows: 2006 -
$90,000; 2007 - $826,488.


NOTE 3 - SETTLEMENT AGREEMENT

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

NOTE 4 - SUBSEQUENT EVENTS

Acquistion of Royal Turf Club of Nevada - On February 6, 2006, the Company, entered into a Stock Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the Royal Turf Club, Inc. ("RTC"). RTC is a Nevada corporation with its principal offices located in Nevada, and is engaged in the business of providing software and software services for online pari-mutuel wagering on horses and greyhounds. In addition, RTC provides content, video-streaming and direct access to the wagering pools at the race tracks.

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

The Company's acquisition of RTC was closed on April 19, 2006. The Exchange Agreement contains customary representations and warranties by the parties. Each of the parties makes various covenants, including covenants to indemnify each other from damages suffered due to the breaches of presentations, pursuant to the terms of the Exchange Agreement, the Company has agreed to grant to the shareholders of RTC certain rights to obtain registration under the Securities Act of 1933, as amended, of the shares of the Company's common stock proposed to be issued in the transactions contemplated by the Exchange Agreement. Upon closing of this transaction Mr. Joseph Neglia, Chairman of RTC, was appointed to the Company's Board of Directors as Vice Chairman.

Mr. James A. Egide, a director of the Company and the Company's Chief Executive Officer, is a minority shareholder of RTC.

Private Placement - On April 28, 2006 in a private placement the Company issued 500,000 shares of its common stock to an unrelated party in exchange for $100,000 in cash. In addition, the Company granted the purchaser of the Company's common stock options to purchase 100,000 shares of the Company's common stock at $0.35 per share.


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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $235,299 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $767 of revenue during the three month period ended March 31, 2006. Global Pari-mutuel has incurred losses through March 31, 2006 of $6,038,471, $63,809 during the three months ended March 31, 2006. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through March 31, 2006, Global Pari-mutuel has generated approximately $4,706,000 in net proceeds from private placement offerings and other financing activities. From inception through September 30, 2005, Global Pari-mutuel used cash in operating activities of $3,340,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued former strategic partners. As of March 31, 2006, our current assets and current liabilities were $774 and $260,502, respectively.

Starting in 2005 our management began to focus our principal business activities only on providing services designed to facilitate pari-mutuel wagering over the Internet. Although there was a test launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis.

Global Pari-mutuel's working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Global Pari-mutuel needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2006 would stem only from the demonstrated commercial viability of Global Pari-mutuel's core business activities. During the next twelve months, Global Pari-mutuel does not expect to spend any significant amounts for research and development or plant and equipment.

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


                           PART II--OTHER INFORMATION
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


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant


Date:  May 20, 2006                    By: /S/ James A. Egide
-------------------                    ----------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date:  May 20, 2006                    By: /S/ Michael D. Bard
-------------------                    -----------------------
                                           (Principal Financial and Accounting
                                           Officer)