Form 10QSB
period 2006-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-08-21
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006
             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


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

                 2533 North Carson Street, Carson City, NV 89706
                    (Address of principal executive offices)
                                 (415) 302-8621
                     (Telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[1] Yes X No [2] Yes X No
-------------------------

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 14, 2006.

Common Stock, $.001 par value 11,699,460 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                   Yes  No X
                                   ---------

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2006
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)  --
             June 30, 2006 and December 31, 2005                              1

          Condensed Consolidated Statements of Operations (Unaudited) -
            For the Three and Six Months Ended June 30, 2006 and 2005
            and For the Period from January 27, 1997 (Date of
            Inception) through June 30, 2006                                  2

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            For the Six Months Ended June 30, 2006 and 2005 and for the
            Period from January 27, 1997 (Date of Inception) through
            June 30, 2006                                                     3

          Notes to Condensed Consolidated Financial Statements                4

Item 2    Management's Discussion and Analysis or Plan of Operation           9

Item 3    Controls and Procedures                                             11

PART II   Other Information

Item 1    Legal Proceedings                                                   11
Item 2    Changes in Securities                                               11
Item 6    Exhibits and Reports on Form 8-K                                    12

Signature Pages                                                               12


                                  PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                        GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)
                                                                              June 30,     December 31,
                                                                                2006           2005
                                                                            -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                                      $    10,280    $    37,246
  Accounts receivable                                                              --              513
                                                                            -----------    -----------
     Total Current Assets                                                        10,280         37,759
                                                                            -----------    -----------
          Total Assets                                                      $    10,280    $    37,759
                                                                            ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                          $    78,851    $   102,325
  Accrued expenses                                                               49,589          3,375
  Litigation settlement                                                          29,321         59,977
  Notes payable, current portion                                                179,200         90,000
                                                                            -----------    -----------
    Total Current Liabilities                                                   336,961        255,677
Long-term notes payable, net of current portion                                 826,488        826,488
                                                                            -----------    -----------
         Total Liabilities                                                    1,163,449      1,082,165
                                                                            -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                              --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     11,699,460 and 5,199,460 shares issued and outstanding, respectively        11,699          5,199
  Additional paid in capital                                                  4,931,820      4,925,057
  Deficit accumulated during development stage                               (6,096,688)    (5,974,662)
                                                                            -----------    -----------
     Total Stockholders' Deficit                                             (1,153,169)    (1,044,406)
                                                                            -----------    -----------

Total Liabilities and Stockholders' Deficit                                 $    10,280    $    37,759
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


                                 GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                             (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)



                                                                                                            For The Period From
                                                   For the Three Months             For the Six Months        January 27, 1997
                                                      Ended June 30,                  Ended June 30,        (Date of Inception)
                                               ----------------------------    ----------------------------   through June 30,
                                                   2006            2005            2006            2005             2006
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $       --      $       --      $        767    $       --      $    235,299
Cost of revenue                                        --              --              --              --            27,587
                                               ------------    ------------    ------------    ------------    ------------
Gross profit                                           --              --               767            --           207,712

General and administrative expense                  (37,635)           --           (83,431)         (1,500)     (2,530,892)
Impairment of equipment and software                   --              --              --              --          (137,055)
Impairment of investment in securities                 --              --              --              --        (1,270,840)
Gain on sale of investments                            --              --              --              --            32,857
Interest expense                                    (20,582)        (30,150)        (39,362)        (60,300)       (660,593)
Interest income                                        --              --              --              --            81,879
                                               ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                     (58,217)        (30,150)       (122,026)        (61,800)     (4,276,932)
                                               ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                   --              --              --              --        (1,390,390)
  Gain on sale of online casino operations             --              --              --              --           350,000
  Loss from payment processing
    activities and ATM debit card operations           --              --              --              --          (779,366)
                                               ------------    ------------    ------------    ------------    ------------

Loss from Discontinued Operations                      --              --              --              --        (1,819,756)
                                               ------------    ------------    ------------    ------------    ------------
Net Loss                                       $    (58,217)   $    (30,150)   $   (122,026)   $    (61,800)   $ (6,096,688)


Basic and Diluted Loss Per Share
  Continuing operations                        $      (0.01)   $      (0.01)   $      (0.02)   $      (0.04)
  Discontinued operations                             (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------
  Net Loss                                     $      (0.01)   $      (0.01)   $      (0.02)   $      (0.04)
                                               ============    ============    ============    ============


Basic and Diluted Weighted-Average Shares
Outstanding                                      10,349,460       2,787,236       7,774,460       1,421,397
                                               ============    ============    ============    ============



           The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                    (A DEVELOPMENT STAGE COMPANY)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                                                            For the Period
                                                                                            from January 27,
                                                                   For the Six Months        1997 (Date of
                                                                      Ended June 30           Inception)
                                                               --------------------------   through June 30,
                                                                   2006           2005          2006
                                                               -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                                       $  (122,026)   $   (61,800)   $(6,096,688)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                  --             --          300,250
  Depreciation and amortization                                       --             --          118,170
  Provision for impairment of equipment                               --             --          137,055
  Amortization of imputed interest                                    --             --          147,700
  Compensation from stock options and restricted stock              26,791           --          330,518
  Gain on sale of investments                                         --             --          (32,857)
  Gain on sale of discontinued operations                             --             --         (365,241)
  Provision for impairment of investments in securities               --             --        1,270,840
  Interest income converted to common stock of investee               --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                  --             --          (39,908)
     Accounts receivable                                               513           --             (167)
     Accounts payable and accrued expenses                         (40,479)        60,300        737,604
     Merchant settlements payable                                     --             --           82,058
     Other current liabilities                                        --             --            8,409
                                                               -----------    -----------    -----------
  Net Cash Used in Operating Activities                           (135,201)        (1,500)    (3,424,022)
                                                               -----------    -----------    -----------

Cash Flows from Investing Activities
Cash acquired in acquisition of Royal Turf Club                     14,235                        14,235
Issuance of notes receivable - related party                          --             --         (180,000)
Collections of notes receivable - related party                       --             --           78,017
Investments in securities                                             --             --       (1,255,000)
Proceeds from sales of investments                                    --             --          170,000
Proceeds from sale of investment to related party                     --             --           50,000
Long-term deposits                                                    --            1,500        (21,562)
Purchase of software and equipment                                    --             --         (193,252)
                                                               -----------    -----------    -----------
  Net Cash Flows Provided by (Used in) Investment Activities        14,235          1,500     (1,351,797)
                                                               -----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                --             --          250,000
Proceeds from issuance of common stock                             100,000           --        3,332,841
Proceeds from stock options exercised                                 --             --           42,500
Redemption of common stock                                            --             --         (402,500)
Proceeds from borrowings                                              --             --        1,736,890
Payments of borrowings                                              (6,000)          --         (173,632)
                                                               -----------    -----------    -----------
    Net Cash Provided by Financing Activities                       94,000           --        4,786,099
                                                               -----------    -----------    -----------

Net Increase (Decrease) in Cash                                    (26,966)          --           10,280
Cash - Beginning of Period                                          37,246           --             --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $    10,280    $      --      $    10,280
                                                               ===========    ===========    ===========
Supplemental Cash Flow Information
    Cash Paid for Interest                                     $      --      $      --
                                                               ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
Liabilities assumed net of cash received in purchase of RTC    $   113,528    $      --
                                                               ===========    ===========
Non-cash accounts payable converted to common stock            $      --      $    39,512
                                                               ===========    ===========
Accrued interest and notes payable converted to common stock   $      --      $ 1,100,035
                                                               ===========    ===========
Accrued liabilities converted to common stock                  $      --      $   155,959
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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature. Results for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

On April 19, 2006, the Board of Directors of the Company, finalized and closed the agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTC") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua in exchange for six million (6,000,000) shares of the Company's shares of common stock.

Principles of Consolidation -- - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation. The Royal Turf Club, Inc.'s financial results have been consolidated as of April 19, 2006

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, its remaining credit card processing operations in early 2004 and does not currently have a substantial revenue generating activity. The Company only generated $767 of revenue from continuing pari-mutuel software licensing operations during the six month period ended June 30, 2006, and only $235,299 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $6,096,688 and $58,217 and $122,026 during the three and six months ended June 30, 2006, respectively. The Company has used cash in operating activities since inception of $3,424,022. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's providing software and software services for online pari-mutuel wagering on horses and greyhounds. In addition to video-streaming and direct access to the wagering pools at the race tracks. There is no assurance these plans will be realized.

Stock-Based Compensation -- Effective January 1, 2006, the Company adopted the provisions of Statement of Accounting Standards No. 123R, Share Based Payment ("FAS 123R") for its one stock-based compensation plan. The Company previously accounted for this plan under the recognition and measurement principles of Accounting Standards No. 25, Accounting for Stock Issued to Employees, ("APB 25") and related interpretations and disclosure requirements established by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123") as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. Prior to January 1, 2006, all the Company's stock options had expired unexercised.

In March 2006, the Company issued 350,000 options to various employees and consultants at an exercise price of $0.35 per share. 200,000 of the options vested immediately and the remaining 150,000 options vest in March 2007. The options expire 10 years from date of grant if unexercised.

The Company utilized the Black-Scholes model for calculating the fair value of the stock options. The financial statements include $4,792 and $26,791 of compensation costs relating to stock-based compensation for the three and six months ended June 30, 2006, respectively, valued under the following weighted average assumptions: risk free interest rate 4.68%, volatility 265.15%, and expected life 10 years. There was no intrinsic market value related to these options at June 30, 2006.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2006 there were 450,000 potentially issuable common shares all issuable for stock options and warrants. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


NOTE 2 - NOTES PAYABLE

Short-Term Notes Payable - On April 19, 2006 the Company acquired notes payable of $95,200 to a Company officer as part of the acquisition of the Royal Turf Club, Inc. These unsecured notes are payable on demand and bear interest at 10%. During the three months ended June 30, 2006, the Company repaid $6,000 of the principal balance

Notes payable are summarized as follows:

                                                                  June 30,     Dec. 31,
                                                                    2006         2005
                                                                 ----------   ----------
10% notes payable to related party, due on demand, unsecured     $   75,000   $   75,000
10% notes payable to shareholder, due on demand, unsecured           15,000       15,000
10% notes payable to related party, due on demand, unsecured         89,200         --
 8% revolving credit loan, unsecured, due December 31, 2007         196,988      196,988
Promissory notes, unsecured, due December 31, 2007,  bearing
  interest at 8%                                                    275,000      275,000
Deferred revenue promissory notes, unsecured, due December 31,
  2007, bearing interest at 8%                                      200,000      200,000
Series A and B promissory notes, unsecured, due December 31,
  2007, bearing interest at 8%                                      154,500      154,500
                                                                 ----------   ----------
Total notes payable                                               1,005,688      916,488
Less:  current portion                                              179,200       90,000
                                                                 ----------   ----------
Long-Term Notes Payable                                          $  826,488   $  826,488
                                                                 ==========   ==========

                                        5

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

A minimum third payment of $30,000 was due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. The Company entered into a verbal agreement to extend the payment due date and subsequently paid the third scheduled payment in full. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference.

The Company has pledged all of its shares of CardSystems and Big Water as security against this settlement. In addition, Mr. Egide has pledged 3,007 shares of CardSystems stock and 452,500 shares of Big Water stock as additional security pursuant to the settlement agreement.

NOTE 4 - ACQUISITION OF ROYAL TURF CLUB OF NEVADA

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

Pursuant to the terms of the Exchange Agreement, the Company agreed to issue to RTC six million (6,000,000) shares of the Company's common stock in exchange for all of the issued and outstanding shares of RTC. Additionally, subject to the terms and conditions set forth in the Exchange Agreement, the Company may issue to the shareholders of RTC up to an additional 1,500,000 shares of the Company's common stock to the shareholders of RTC based upon the following earn out schedule:

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

Prior to the exchanges, RTC was owned primarily by the principal owners of the Company. Since the exchange was between entities under common control, the purchase of RTC has been accounted for at the carrying basis of the assets and liabilities acquired rather than the value of the shares issued. The Company acquired $14,235 in cash and assumed liabilities of $127,763.

The following schedule displays condensed proforma statement of operations information assuming the acquisition of RTC on January 1, 2005:

                                        For the Three Months           For the Six Months
                                           Ended June 30,                Ended June 30,
                                     --------------------------   ----------------------------
                                        2006            2005           2006            2005
                                     ----------   -------------   ------------    ------------
Revenue                              $     --     $        --     $        767    $       --
                                     ----------   -------------   ------------    ------------
  Net Loss                           $  (64,944)  $    (262,709)  $   (171,980)   $   (294,359)
                                     ==========   =============   ============    ============
  Basic and Diluted Loss Per Share   $    (0.01)  $       (0.03)  $      (0.02)   $      (0.04)
                                     ==========   =============   ============    ============

Basic and Diluted Weighted-Average
Shares Outstanding                   11,549,460       8,787,236     11,374,460       7,421,397
                                     ==========   =============   ============    ============

NOTE 5 - PRIVATE PLACEMENT

On April 28, 2006 in a private placement the Company issued 500,000 shares of its common stock to an unrelated party in exchange for $100,000 in cash. In addition, the Company granted the purchaser warrants to purchase 100,000 shares of the Company's common stock at $0.35 per share. These warrants vested immediately and expire three years from the date of the grant.

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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $235,299 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $767 of revenue during the six month period ended June 30, 2006. Global Pari-mutuel has incurred losses through June 30, 2006 of $6,096,688, including $58,217 and $122,026 during the three and six months ended June 30, 2006, respectively. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2006, Global Pari-mutuel has generated approximately $4,800,000 in net proceeds from private placement offerings and other financing activities. From inception through June 30, 2006, Global Pari-mutuel used cash in operating activities of $3,424,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,352,000 in investment activities, including $1,085,000 invested in securities issued former strategic partners. As of June 30, 2006, our current assets and current liabilities were $10,280 and $336,961, respectively.

Starting in 2005 our management began to focus our principal business activities only on providing services designed to facilitate pari-mutuel wagering over the Internet. Although there was a test launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis. Management's plans include generating income from the Company's providing software and software services for online pari-mutuel wagering on horses and greyhounds. In addition to video-streaming and direct access to the wagering pools at the race tracks.

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

                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                   Registrant

Date: August 15, 2006                  By: /S/ James A. Egide
      ---------------                      --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date: August 15, 2006                  By: /S/ Michael D. Bard
      ---------------                      ---------------------
                                           (Principal Financial and Accounting
                                           Officer)