Form 10KSB/A
period 2005-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-09-13
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                 (Amendement #2)

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to



                        Commission File Number 000-32509

                        Global Pari-Mutuel Services, Inc.
                 (Name of small business issuer in its charter)



            NEVADA                                         88-0396452
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                            2533 North Carson Street
                              CARSON CITY, NV 89706
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 302-8621


Securities registered under to           Name of exchange on which registered:
Section 12(b) of the Act: None           N/A

Securities registered under to           Name of exchange on which registered:
Section 12(g) of the Act:                Pink Sheets
Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                               Yes [ ] No [X]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes [ ] No [X]

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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 2 to our Annual Report on Form 10-KSB is being filed to provide certain information that was inadvertently omitted from our original filing and to correct citations reported in the previous report. The changes made hereby are not, either individually or in the aggregate, material.

We draw your attention to the following changes:

1. Cover Page: We have added the following:
     Indicate by check mark whether the registrant is a shell company (as
     defined in Rule 12b-2 of the Exchange Act).           Yes [ ] No [X]

2.   Part II, Item 6 Management's Discussion and Analysis or Plan of Operation:
     We have added the following second paragraph: During the year ended December 31, 2005, $1072 in revenue was recognized from the licensing of the Company's pari- mutuel software. There were no cost of sales associated with these revenues, since the software associated with the production of this revenue has been fully written- off.

3. Part II, Item 8a Controls and Procedures: We have corrected to citations in the first paragraph and changed to the second paragraph to read: There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of calendar year 2005.

4. Note 1 to the Financial Statements under the heading Revenue Recognition we have added the following: During the year ended December 31, 2005, $1072 in revenue was recognized from the licensing of the Company's pari-mutuel software. There were no cost of sales associated with these revenues, since the software associated with the production of this revenue has been fully written-off.

5. Note 6 to the Financial Statements - International Credit Card Services: We have changed the paragraphs to read as follows: In October 2002 the Company began its efforts to market credit card services of international credit card processors to merchants. These services were discontinued in early 2004 because changes in credit card processing regulations would not permit us to retain our international customers. Income of $4,397 was generated from commissions earned by the international credit card services operations during 2004. The financial statements present the results from these operations as income from payment processing activities and ATM debit card transactions under discontinued operations.

     There were no assets or liabilities associated with these operations at the time the operations were discontinued, therefore no gain or loss was recognized due to discontinuing these operations.

6. Note 7 to Finacial Statements - Royalty Participation Agreement: We have changed the last sentence to read: . In addition, the Company issued new notes in June 2005 to the parties in the royalty participation arrangement for the remaining $200,000 from the royalty participation agreement, which mature on December 31, 2007 and bear interest at a rate of 8% per annum beginning on January 1, 2006

7. Note 12 to Financial Statements - Settlement Agreement: We have added the following to the third paragraph: The Company had previously made investments in CardSystems and Big Water, it was determined that these investments had no market value and were fully written off during the year ended December 31, 2003.

This Amendment No. 2 to Annual Report on Form 10-KSB does not reflect eventsoccurring after the April 17, 2006 filing of our original annual Report on Form 10-KSB in any way, except to reflect the changes discussed in the amendment. Accordingly, this amendment should be read in conjunction with the original filing

                                     PART I

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

During the year ended December 31, 2005, $1072 in revenue was recognized from the licensing of the Company's pari-mutuel software. There were no cost of sales associated with these revenues, since the software associated with the production of this revenue has been fully written-off.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES -

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2005. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Changes in Internal Controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of calendar year 2005.

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

             Annual Compensation                             Long-term Compensation
             -------------------                             ----------------------
                                                         Awards                  Payouts
                                                         ------                  -------
Name and                                         Restricted   Securities
Principal                          Other Annual    Stock      Underlying    LTIP       All Other
Position    Year   Salary   Bonus  Compensation   Awards       Options     Payouts   Compensation
--------    ----   ------   -----  ------------   ------       -------     -------   ------------
                    ($)      ($)        ($)        ($)            ($)        ($)
James A.    2005                                                     0
Egide       2004                                                     0
Chairman    2003                                                50,000


                                       19

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

                                           Beneficial Ownership as of April15, 2006
Name and Address of Beneficial Owner    Number of Shares   (2)   Percentage of Class(3)
------------------------------------    ----------------         ----------------------
     Heritage Limited
     P.O. Box 1823
     Basseterre, St. Kitts BWI              1,173,242      (4)           22.56%

     AMEJ Foundation                          824,557      (5)           15.86%
     42 Digital Drive
     Novato, CA 94949

     C. R. Fedrick                            391,614                     7.53%
     P.O. Box 688 Novato, CA 94949


Directors and Executive Officers(1)
-----------------------------------

     James A. Egide                         1,110,914      (6)           21.37%

     Keith Cannon                             200,000
                                                                          3.85%

     Michael D. Bard
                                               70,000                     1.35%

     All offices and directors as a    Group
     (3 persons)                                                         26.57%


(1) The business address of each of the directors and executive officers is 2733
Carson Street, Carson City, NV 89706.

                                       21

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.


                             By: /s/ JAMES A. EGIDE
                             ----------------------
                                 James A. Egide
                                 Chairman of the Board
                                 Dated: September 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

    SIGNATURES                         TITLE                         DATE
    ----------                         -----                         ----

/s/ JAMES A. EGIDE           Chairman of the Board            September 12, 2006
--------------------         (Acting Principal Executive
James A. Egide               Officer)


/s/ MICHAEL D. BARD          Director and Principal           September 12, 2006
--------------------         Financial and Accounting
Michael D. Bard              Officer

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









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2005 and 2004









                            HANSEN, BARNETT & MAXWELL
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS


                            GLOBAL PARI-MUTUEL SERVICES, INC.
                              (A Development Stage Company)


                                    TABLE OF CONTENTS


                                                                                       Page
Report of Independent Registered Public Accounting Firm.............................    F-1

Consolidated Balance Sheets - December 31, 2005 and 2004............................    F-2

Consolidated Statements of Operations for the Years Ended December 31,
   2005 and 2004 and for the Period from January 27, 1997 (Date of Inception)
   through December 31, 2005........................................................    F-3

Consolidated Statements of Stockholders' Deficit for the Period from January 27,
   1997 (Date of Inception) through December 31, 2003 and for the Years Ended
   December 31, 2004 and 2005.......................................................    F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005
   and 2004 and for the Period from January 27, 1997 (Date of Inception) through
   December 31, 2005................................................................    F-5

Notes to Consolidated Financial Statements..........................................    F-7


 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS                  Member of AICPA Division of Firms
                                                       Member of SECPS
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128                     an independent member of
   Phone: (801) 532-2200                                BAKER TILLY
    Fax: (801) 532-7944                                INTERNATIONAL
      www.hbmcpas.com


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



                                               HANSEN, BARNETT & MAXWELL

Salt Lake City, Utah
April 14, 2006


                   GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                               CONSOLIDATED BALANCE SHEETS

December 31,                                                      2005           2004
------------                                                      ----           ----
ASSETS
Current Assets
 Cash                                                         $    37,246    $      --
Accounts receivable                                                   513           --
                                                              -----------    -----------
   Total Current Assets                                            37,759           --
                                                              -----------    -----------
Deposits,  net of amortization                                       --            1,500
                                                              -----------    -----------
Total  Assets                                                 $    37,759    $     1,500
                                                              ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                              $   102,325    $   161,592
Accounts payable - related party                                     --           15,017
Accrued expenses                                                    3,375        427,977
Accrued litigation settlement                                      59,977        150,000
Notes payable, current portion                                     90,000      1,476,188
                                                              -----------    -----------
   Total Current Liabilities                                      255,677      2,230,774
                                                              -----------    -----------
Long-Term Notes Payable, net of current portion                   826,488           --
                                                              -----------    -----------
Total Liabilities                                               1,082,165      2,230,774
                                                              -----------    -----------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
   authorized, none issued                                           --             --
Common stock - $0.001 par value; 25,000,000 shares
   authorized; 5,199,460 and 1,298,015 shares issued and
   outstanding, respectively                                        5,199          1,298
Additional paid-in capital                                      4,925,057      3,561,169
Deficit accumulated during development stage                   (5,974,662)    (5,791,741)
                                                              -----------    -----------
   Total Stockholders' Deficit                                 (1,044,406)    (2,229,274)
                                                              -----------    -----------
Total Liabilities and Stockholders' Deficit                   $    37,759    $     1,500
                                                              ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                   GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                              (A Development Stage Company)
                          CONSOLIDATED STATEMENT OF OPERATIONS

                                                                           For the Period
                                                                          from January 27,
                                                 For the Years Ended        1997 (Date of
                                                     December 31,        Inception) Through
                                              --------------------------    December 31,
                                                  2005           2004           2005
                                              -----------    -----------    -----------

Revenue                                       $     1,072    $      --      $   234,532
                                              -----------    -----------    -----------
Cost of revenue                                                                  27,587
                                              -----------    -----------    -----------
Gross Profit                                        1,072           --          206,945
                                              -----------    -----------    -----------

Operating Expenses
General and administrative expenses               (60,018)       (72,287)    (2,447,461)
Impairment of equipment                              --             --         (137,055)
Impairment of investment in securities               --             --       (1,270,840)
Gain on sale of investment                           --             --           32,857
Interest expense                                 (123,975)      (154,820)      (621,231)
Interest income                                      --             --           81,879
                                              -----------    -----------    -----------
Loss from Continuing Operations                  (182,921)      (227,107)    (4,154,906)
                                              -----------    -----------    -----------
Discontinued Operations
   Loss from online casino operations                --             --       (1,390,390)
   Gain on sale of online casino operations          --             --          350,000
   Income (loss) from payment processing
     activities and ATM debit card
     operations                                      --            4,397       (779,366)
                                              -----------    -----------    -----------
Income (Loss) from Discontinued
  Operations                                         --            4,397     (1,819,756)
                                              -----------    -----------    -----------
Net Loss                                      $  (182,921)   $  (222,710)   $(5,974,662)
                                              ===========    ===========    ===========
Basic and Diluted Income (Loss) Per
   Share
   Continuing operations                      $     (0.05)   $     (0.17)
   Discontinued operations                           0.00           0.00
                                              -----------    -----------
   Net Loss                                   $     (0.05)   $     (0.17)
                                              ===========    ===========
Basic and Diluted Weighted-Average
   Common Shares Outstanding                    3,669,171      1,298,015
                                              -----------    -----------


The accompanying notes are an integral part of these consolidated financial statements


                                        GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                           Deficit
                                                                                                         Accumulated
                                                       Common Stock          Additional                  During the       Total
                                                 -------------------------     Paid-in      Deferred     Development   Stockholders'
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

Revenue Recognition - Revenue from licensing the Company's pari-mutuel software is recognized when persuasive evidence of a licensing arrangement exists, the fee is fixed or determinable, the software has been delivered and fully installed at an Internet OTB site, and collectability is probable. During the year ended December 31, 2005, $1072 in revenue was recognized from the licensing of the Company's pari-mutuel software. There were no cost of sales associated with these revenues, since the software associated with the production of this revenue has been fully written-off.

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

For the Years Ended December 31,                          2005         2004
--------------------------------                       ---------    ---------
Net loss, as reported                                  $(182,921)   $(222,710)
Deduct: Total stock-based employee compensation
    expense determined under fair value based
    method for all awards                                   --         (5,557)
                                                       ---------    ---------
Pro forma net loss                                     $(182,921)   $(228,267)
                                                       =========    =========
Basic and diluted loss per common shares as reported   $   (0.05)   $   (0.17)
Basic and diluted loss per common shares pro forma         (0.05)       (0.18)
                                                       =========    =========

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - INTERNATIONAL CREDIT CARD SERVICES

In October 2002 the Company began its efforts to market credit card services of international credit card processors to merchants. These services were discontinued in early 2004 because changes in credit card processing regulations would not permit us to retain our international customers. Income of $4,397 was generated from commissions earned by the international credit card services operations during 2004. The financial statements present the results from these operations as income from payment processing activities and ATM debit card transactions under discontinued operations.

There were no assets or liabilities associated with these operations at the time the operations were discontinued, therefore no gain or loss was recognized due to discontinuing these operations.

NOTE 7 - ROYALTY PARTICIPATION ARRANGEMENT

During August 2002, the Company entered into royalty participation agreements whereby third party participants paid the Company $250,000 in exchange for a portion of future software licensing fees generated from Global Interamericana's technology equal to 0.25% of the pari-mutuel wagers placed using Global Interamericana's technology. In addition, the participants purchased 3.25% of those wagers less customer winnings, bank fees and marketing costs of the casinos and off-track merchants using Global Interamericana's technology, except for wagers from certain high-volume customers. On January 10, 2003, the royalty participation agreements were modified such that the Company agreed to pay the participants 5.0% of Global Interamericana's software fee revenues from October 2002 that related to the previously excepted wagers from certain high-volume customers. The 5.0% fee was to be paid from fees earned by Global Interamericana's installation of its software technology with casinos and off-track merchants.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 -- INCOME TAXES

The components of the net deferred tax asset at December 31, 2005 and 2004 are as follows:

For the Years Ended December 31,                       2005             2004
--------------------------------------------------------------------------------
Operating loss carry forwards                      $ 1,590,400      $ 1,528,207
Impairment of investment in securities                 415,140          415,140
Valuation allowance                                 (2,005,540)      (1,943,347)
--------------------------------------------------------------------------------
Net Deferred Tax Asset                             $      --        $      --
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

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                          2005            2004
--------------------------------------------------------------------------------
Tax benefit at statutory rate of 34%                   $ 62,193        $ 75,722
Change in valuation allowance                           (62,193)        (75,722)
--------------------------------------------------------------------------------
Provision for Income Taxes                             $   --          $   --
--------------------------------------------------------------------------------

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

Notes payable are summarized as follows:

December 31                                                         2005         2004
---------------------------------------                          ----------   ----------
10% notes payable to related party, due on demand, unsecured     $   75,000   $    5,000
10% notes payable to shareholder, due on demand, unsecured           15,000      115,000
8-10% revolving credit loan, unsecured, due December 31, 2007       196,988      196,988
Promissory notes, unsecured, due December 31, 2007,  bearing
  interest at 8% to 10%                                             275,000      552,400
Deferred revenue promissory notes, unsecured, due December 31,
  2007, bearing interest at 10%                                     200,000      250,000
Series A and B promissory notes, unsecured, due December 31,
  2007, bearing interest at 8% to 10%                               154,500      356,800
                                                                 ----------   ----------
Total notes payable less unamortized discount                       916,488    1,476,188
Less:  current portion                                               90,000    1,476,188
                                                                 ----------   ----------
Long-Term Notes Payable                                          $  826,488   $     --
                                                                 ==========   ==========


                                      F-16

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

At December 31, 2005 and 2004, there were 0 and 82,210 qualified options available for future grants under the Plan, respectively. A summary of stock option activity for the years ended December 31, 2005 and 2004 is as follows:

                                                                        Weighted
                                                                         Average
                                                       Exercise Price   Exercise
                                             Options       Range          Price
--------------------------------------------------------------------------------
Balance December 31, 2003 and 2004           235,700   $1.50 - $10.00     $4.30
   Cancelled                                 235,700   $1.50 - $10.00     $4.30
--------------------------------------------------------------------------------
Balance December 31, 2005                          -         -              -
--------------------------------------------------------------------------------
Options exercisable at December 31, 2004     231,700   $1.50 - $10.00     $4.35
Options exercisable at December 31, 2005           -         -              -
--------------------------------------------------------------------------------

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

In addition, the Company has pledged all of its shares of CardSystems and Big Water as security against this settlement. The Company had previously made investments in CardSystems and Big Water, it was determined that these investments had no market value and were fully written off during the year ended December 31, 2003.

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