Form 10QSB/A
period 2006-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-09-18
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 (Amendment # 1)

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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to our Annual Report on Form 10-QSB is being filed to restate the financial statements as previously presented to include all operations of the Royal Turf Club, Inc, as if their acquisition has happened at the beginning of the reporting periods included in the quarterly report. In addition, proforma financial information that was included in the previous report has been deleted from this report since this data in now reflected in the actual financial statements.

This Amendment No. 1 to Annual Report on Form 10-QSB does not reflect events occurring after the August 15, 2006 filing of our original annual Report on Form 10-QSB in any way, except to reflect the changes discussed in the amendment.

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

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                  (AS RESTATED)

                                                                      June 30,
                                                                        2006
                                                                    -----------
                                     ASSETS
Current Assets:
  Cash                                                              $    10,280
  Accounts receivable                                                      --
                                                                    -----------
     Total Current Assets                                                10,280
                                                                    -----------

          Total Assets                                              $    10,280
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $    78,851
  Accrued expenses                                                       49,589
  Litigation settlement                                                  29,321
  Notes payable, current portion                                        179,200
                                                                    -----------
    Total Current Liabilities                                           336,961
Long-term notes payable, net of current portion                         826,488
                                                                    -----------
         Total Liabilities                                            1,163,449
                                                                    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --
  Common stock -- $0.001 par value; authorized 25,000,000
     shares; 11,699,460 shares issued and outstanding                    11,699
  Additional paid in capital                                          5,319,827
  Deficit accumulated during development stage                       (6,484,695)
                                                                    -----------
     Total Stockholders' Deficit                                     (1,153,169)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $    10,280
                                                                    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)
                                                     (AS RESTATED)


                                                                                                            For The Period From
                                                   For the Three Months             For the Six Months        January 27, 1997
                                                      Ended June 30,                  Ended June 30,        (Date of Inception)
                                               ----------------------------    ----------------------------   through June 30,
                                                   2006            2005            2006            2005            2006
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $       --      $       --      $        767    $       --      $    235,299
Cost of revenue                                        --              --              --              --            27,587
                                               ------------    ------------    ------------    ------------    ------------
Gross profit                                           --              --               767            --           207,712

General and administrative expense                  (43,865)       (233,510)       (130,659)       (232,010)     (2,913,047)
Impairment of equipment and software                   --              --              --              --          (137,055)
Impairment of investment in securities                 --              --              --              --        (1,270,840)
Gain on sale of investments                            --              --              --              --            32,857
Interest expense                                    (21,079)        (30,699)        (42,088)        (60,849)       (667,445)
Interest income                                        --              --              --              --            81,879
                                               ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                     (64,944)       (262,709)       (171,980)       (294,359)     (4,665,939)
                                               ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                   --              --              --              --        (1,390,390)
  Gain on sale of online casino operations             --              --              --              --           350,000
  Loss from payment processing
    activities and ATM debit card operations           --              --              --              --          (779,366)
                                               ------------    ------------    ------------    ------------    ------------

Loss from Discontinued Operations                      --              --              --              --        (1,819,756)
                                               ------------    ------------    ------------    ------------    ------------
Net Loss                                       $    (64,944)   $   (262,709)   $   (171,980)   $   (294,359)   $ (6,485,695)
                                               ============    ============    ============    ============    ============

Basic and Diluted Loss Per Share
  Continuing operations                        $      (0.01)   $      (0.03)   $      (0.02)   $      (0.04)
  Discontinued operations                             (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------
  Net Loss                                     $      (0.01)   $      (0.03)   $      (0.02)   $      (0.04)
                                               ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares
Outstanding                                      11,549,460       8,787,236      11,374,460       7,421,397
                                               ============    ============    ============    ============


               The accompanying notes are an integral part of these condensed consolidated financial statements.


                          GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                     (A DEVELOPMENT STAGE COMPANY)
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)
                                             (AS RESTATED)

                                                                                            For the Period
                                                                                           from January 27,
                                                                    For the Six Months      1997 (Date of
                                                                      Ended June 30           Inception)
                                                               --------------------------  through June 30,
                                                                  2006            2005           2006
                                                               -----------    -----------    -----------
Cash Flows from Operating Activities
Net Loss                                                       $  (171,980)   $  (294,359)   $(6,484,695)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                  --             --          300,250
  Depreciation and amortization                                       --             --          118,170
  Provision for impairment of equipment                               --             --          137,055
  Amortization of imputed interest                                    --             --          147,700
  Compensation from stock options and restricted stock              26,791           --          330,518
  Compensation related to initital stock issuance                     --          199,200        199,200
  Allowance against note receivable                                   --             --           24,000
  Gain on sale of investments                                         --             --          (32,857)
  Gain on sale of discontinued operations                             --             --         (365,241)
  Provision for impairment of investments in securities               --             --        1,270,840
  Interest income converted to common stock of investee               --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                  --             --          (39,908)
     Accounts receivable                                               513           --             (167)
     Subscription receivable                                        35,000           --           35,000
     Accounts payable and accrued expenses                         (17,900)        63,740        771,646
     Merchant settlements payable                                     --             --           82,058
     Other current liabilities                                        --             --            8,409
                                                               -----------    -----------    -----------
  Net Cash Used in Operating Activities                           (127,576)       (31,419)    (3,534,022)
                                                               -----------    -----------    -----------

Cash Flows from Investing Activities
Issuance of notes receivable - related party                          --             --         (180,000)
Collections of notes receivable - related party                       --             --           78,017
Investments in securities                                             --             --       (1,255,000)
Proceeds from sales of investments                                    --             --          170,000
Proceeds from loan receivable related party                           --           (7,500)       (24,000)
Proceeds from sale of investment to related party                     --             --           50,000
Long-term deposits                                                    --            1,500        (21,562)
Purchase of software and equipment                                    --             --         (193,252)
                                                               -----------    -----------    -----------
  Net Cash Flows Provided by (Used in) Investment Activities          --           (6,000)    (1,375,797)
                                                               -----------    -----------    -----------

Cash Flows from Financing Activities:
Proceeds from deferred royalty payment                                --             --          250,000
Proceeds from issuance of common stock                             100,000          3,800      3,371,841
Proceeds from stock options exercised                                 --             --           42,500
Redemption of common stock                                            --             --         (402,500)
Proceeds from borrowings                                              --           36,700      1,838,590
Payments of borrowings                                                --             --         (180,132)
                                                               -----------    -----------    -----------
    Net Cash Provided by Financing Activities                      100,000         40,500      4,920,099
                                                               -----------    -----------    -----------
Net Increase (Decrease) in Cash                                    (27,576)         3,081         10,280
Cash - Beginning of Period                                          37,856           --             --
                                                               -----------    -----------    -----------
Cash - End of Period                                           $    10,280    $     3,081    $    10,280
                                                               ===========    ===========    ===========
Supplemental Cash Flow Information
    Cash Paid for Interest                                     $      --      $      --
                                                               ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
Non-cash accounts payable converted to common stock            $      --      $    39,512
                                                               ===========    ===========
Accrued interest and notes payable converted to common stock   $      --      $ 1,100,035
                                                               ===========    ===========
Accrued liabilities converted to common stock                  $      --      $   155,959
                                                               ===========    ===========


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                 3

                        GLOBAL PARI-MUTUEL SERVICES, INC
                          (A Development Stage Company)
                        CONDENSED CONSOLIDATED FO0TNOTES


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

Principles of Consolidation -- - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation. The Royal Turf Club, Inc.'s financial results have been consolidated as of the beginning of period for all financial statements presented.

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, its remaining credit card processing operations in early 2004 and does not currently have a substantial revenue generating activity. The Company only generated $767 of revenue from continuing pari-mutuel software licensing operations during the six month period ended June 30, 2006, and only $235,299 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $6,485,695 and $64,944 and $171,980 during the three and six months ended June 30, 2006, respectively. The Company has used cash in operating activities since inception of $3,534,022. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's providing software and software services for online pari-mutuel wagering on horses and greyhounds. In addition to video-streaming and direct access to the wagering pools at the race tracks. There is no assurance these plans will be realized.

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

NOTE 2 - RESTATEMENT OF FINANCIAL STATEMENTS

On April 19, 2006, the Board of Directors of the Company, finalized and closed the agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTC") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua in exchange for six million (6,000,000) shares of the Company's shares of common stock. The Company previously only reported the operating results of the Royal Turf Club as of April 16, 2006.

Since the Company has accounted for this merger as a common control transaction, results of operations of the Royal Turf Club should have been presented in the financial statements as though the assets and liabilities had been transferred at the beginning of the periods presented.

The Company has restated the financial statements for the three and six month periods ended June 30, 2006 and 2005. As a result of the restatement the Company recognized additional expenses related to the Royal Turf Club operations of $6,727 and $232,559 during the three month periods ended June 30, 2006 and 2005, respectively; and $49,954 and $232,559 during the six month periods ended June 30, 2006 and 2005, respectively. The following tables summarize the effect of the restatement on the financial statements for the reporting period June 30, 2006.


                                                 As Previously    Effect of         As
                                                     Stated      Restatement     Restated
                                                  -----------    -----------    -----------
For the Three Months Ended June 30, 2006
----------------------------------------
General and administrative expense                $    37,635    $     6,230    $    43,865
Interest expense                                       20,582            497         21,079
Net loss                                               58,217          6,727         64,944
Net loss per share
                                                        (0.01)          --            (0.01)
For the Three Months Ended June 30, 2005
----------------------------------------
General and administrative expense                $      --      $   232,010    $   232,010
Interest expense                                       30,150            549         30,699
Net loss                                               30,150        232,559        262,709
Net loss per share                                      (0.01)         (0.02)         (0.03)
For the Six Months Ended June 30, 2006
--------------------------------------
Revenue                                           $       767    $      --      $       767
General and administrative expense                     83,431         47,228        130,659
Interest expense                                       39,362          2,726         42,088
Net loss                                              122,026         49,954        171,980
Net loss per share                                      (0.02)          --            (0.02)

For the Six Months Ended June 30, 2005
--------------------------------------
General and administrative expense                $     1,500    $   232,010    $   233,510
Interest expense                                       60,300            549         60,849
Net loss                                               61,800        232,559        294,359
Net loss per share                                      (0.04)          --            (0.04)

As of June 30, 2006
-------------------
Cash                                              $    10,280           --      $    10,280
Total  Assets                                          10,280           --           10,280
Accounts payable                                       78,851           --           78,851
Accrued expenses                                       49,589           --           49,589
Litigation settlement                                  29,321           --           29,321
Notes payable, current portion                        179,200           --          179,200
Total Current Liabilities                             336,961           --          336,961
Long-term notes payable, net of current portion       826,488           --          826,488
Total  Liabilities                                  1,163,449           --        1,163,449
Common stock                                           11,699           --           11,699
Additional paid in capital                          4,931,820        388,007      5,319,827
Deficit accumulated during development stage       (6,096,688)      (388,007)    (6,484,695)
Total Stockholders' Deficit                        (1,153,169)          --       (1,153,169)


                                        6

NOTE 3 - NOTES PAYABLE

Short-Term Notes Payable - On April 19, 2006 the Company acquired notes payable of $95,200 to a Company officer as part of the acquisition of the Royal Turf Club, Inc. These unsecured notes are payable on demand and bear interest at 10%. During the three months ended June 30, 2006, the Company repaid $6,000 of the principal balance

Notes payable are summarized as follows:

                                                                    June 30,
                                                                      2006
                                                                   ----------
  10% notes payable to related party, due on demand, unsecured     $   75,000
  10% notes payable to shareholder, due on demand, unsecured           15,000
  10% notes payable to related party, due on demand, unsecured         89,200
   8% revolving credit loan, unsecured, due December 31, 2007         196,988
  Promissory notes, unsecured, due December 31, 2007,  bearing
    interest at 8%                                                    275,000
  Deferred revenue promissory notes, unsecured, due December 31,
    2007, bearing interest at 8%                                      200,000
  Series A and B promissory notes, unsecured, due December 31,
    2007, bearing interest at 8%                                      154,500
                                                                   ----------
  Total notes payable                                               1,005,688
  Less:  current portion                                              179,200
                                                                   ----------
  Long-Term Notes Payable                                          $  826,488
                                                                   ==========


NOTE 4 - SETTLEMENT AGREEMENT

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

NOTE 5 - ACQUISITION OF ROYAL TURF CLUB OF NEVADA

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

Prior to the exchanges, RTC was owned primarily by the principal owners of the Company. Since the exchange was between entities under common control, the purchase of RTC has been accounted for at the carrying basis of the assets and liabilities acquired rather than the value of the shares issued. The Company acquired $610 in cash and $35,000 in subscriptions receivable and assumed liabilities of $100,663 and stockholders' deficit of $65,053 of which there was $273,000 of common stock and additional paid in capital and an accumulated deficit of $338,053. Included in the assumed liabilities was a note payable to James Egide, Chairman of the Company, in the amount of $8u9,200, which bears interest at 10% per annum and is payable upon demand.

The accompanying financial statements have been presented as though the acquisition occurred on January 1, 2006. The Statement of Operations and Cash Blows for the period ended June 30, 2005 and from inception through June 30, 2006 have been presented assuming the transaction occurred on April 25, 2005, the date of inception of the Royal Turf Club.

NOTE 6 - PRIVATE PLACEMENT

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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $235,299 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $767 of revenue during the six month period ended June 30, 2006. Global Pari-mutuel has incurred losses through June 30, 2006 of $6,485,695, including $64,944 and $171,980 during the three and six months ended June 30, 2006, respectively. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2006, Global Pari-mutuel has generated approximately $4,900,000 in net proceeds from private placement offerings and other financing activities. From inception through June 30, 2006, Global Pari-mutuel used cash in operating activities of $3,534,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,375,000 in investment activities, including $1,085,000 invested in securities issued former strategic partners. As of June 30, 2006, our current assets and current liabilities were $10,280 and $336,961, respectively.

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

(b) Changes in internal control over financial reporting. There have been no changes in the Company's internal control over financial reporting during the most recent fiscal quarter that have materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



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


                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                   Registrant


Date: September 12, 2006               By: /S/ James A. Egide
      ------------------                   --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date: September 12, 2006               By: /S/ Michael D. Bard
      ------------------                   ---------------------
                                           (Principal Financial and Accounting
                                           Officer)