Form 10QSB
period 2006-09-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2006-11-17
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

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

[1] Yes X  No  [2] Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 17, 2006.

Common Stock, $.001 par value 12,430,341 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                    Yes  No X

                                   FORM 10-QSB
                                  JUNE 30, 2006
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I   Financial Information

Item 1   Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets (Unaudited)  --
            September 30, 2006                                              1

         Condensed Consolidated Statements of Operations (Unaudited) -
           For the Three and Nine Months Ended September 30, 2006 and
           2005 and For the Period from January 27, 1997 (Date of
           Inception) through September 30, 2006                            2

         Condensed Consolidated Statements of Cash Flows (Unaudited) -
           For the Nine Months Ended September 30, 2006 and 2005 and
           for the Period from January 27, 1997
           (Date of Inception) through September 30, 2006                   3

         Notes to Condensed Consolidated Financial Statements               4

Item 2   Management's Discussion and Analysis or Plan of Operation          9

Item 3   Controls and Procedures                                            10

PART II  Other Information

Item 6   Exhibits and Reports on Form 8-K                                   10

Signature Pages                                                             11

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                                                   September 30,
                                                                        2006
                                                                    -----------
                                     ASSETS
Current Assets:
  Cash                                                              $       158
  Prepaid interest                                                       21,009
                                                                    -----------
     Total Current Assets                                                21,167
                                                                    -----------

          Total Assets                                              $    21,167
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                  $    79,190
  Accounts payable - related parties                                      7,042
  Litigation settlement                                                  29,321
  Notes payable, current portion                                         15,000
                                                                    -----------
    Total Current Liabilities                                           130,553
Long-term notes payable, net of current portion                         826,488
                                                                    -----------
         Total Liabilities                                              957,041
                                                                    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --
  Common stock -- $0.001 par value; authorized 25,000,000
     shares; 12,430,341 shares issued and outstanding                    12,430
  Additional paid in capital                                          5,632,458
  Deficit accumulated during development stage                       (6,580,762)
                                                                    -----------
     Total Stockholders' Deficit                                       (935,874)
                                                                    -----------

Total Liabilities and Stockholders' Deficit                         $    21,167
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


                                   GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)


                                                                                                           For The Period From
                                                                                                             January 27, 1997
                                                   For the Three Months             For the Nine Months    (Date of Inception)
                                                    Ended September 30,             Ended September 30,           through
                                               ----------------------------    ----------------------------    September 30,
                                                   2006            2005            2006            2005            2006
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $       --      $        141    $        767    $        141    $    235,299
Cost of revenue                                        --              --              --              --            27,587
                                               ------------    ------------    ------------    ------------    ------------
Gross profit                                           --               141             767             141         207,712

General and administrative expense                  (75,060)        (46,587)       (205,719)       (280,098)     (2,987,107)
Impairment of equipment and software                   --              --              --              --          (137,055)
Impairment of investment in securities                 --              --              --              --        (1,270,840)
Gain on sale of investments                            --              --              --              --            32,857
Interest expense                                    (21,007)        (31,145)        (63,095)        (91,993)       (688,452)
Interest income                                        --              --              --              --            81,879
                                               ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                     (96,067)        (77,591)       (268,047)       (371,950)     (4,761,006)
                                               ------------    ------------    ------------    ------------    ------------


Discontinued Operations:
  Loss from online casino operations                   --              --              --              --        (1,390,390)
  Gain on sale of online casino operations             --              --              --              --           350,000
  Loss from payment processing
    activities and ATM debit card operations           --              --              --              --          (779,366)
                                               ------------    ------------    ------------    ------------    ------------

Loss from Discontinued Operations                      --              --              --              --        (1,819,756)
                                               ------------    ------------    ------------    ------------    ------------
Net Loss                                       $    (96,067)   $    (77,591)   $   (268,047)   $   (371,950)   $ (6,580,762)
                                               ============    ============    ============    ============    ============


Basic and Diluted Loss Per Share
  Continuing operations                        $      (0.01)   $      (0.01)   $      (0.02)   $      (0.04)
  Discontinued operations                             (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------
  Net Loss                                     $      (0.01)   $      (0.01)   $      (0.02)   $      (0.04)
                                               ============    ============    ============    ============


Basic and Diluted Weighted-Average Shares
Outstanding                                      12,060,885      10,990,460      11,605,304       8,631,624
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


                            GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                               For The Period From
                                                                                                 January 27, 1997
                                                                          For the Nine Months  (Date of Inception)
                                                                          Ended September 30         through
                                                                      --------------------------   September 30,
                                                                          2006           2005           2006
                                                                      -----------    -----------    -----------
Cash Flows from Operating Activities
------------------------------------
Net Loss                                                              $  (268,047)   $  (371,950)   $(6,580,762)
Adjustment to reconcile net loss to net cash
  used by operating activities:
  Stock issued for research and development services                         --             --          300,250
  Depreciation and amortization                                              --             --          118,170
  Provision for impairment of equipment                                      --             --          137,055
  Amortization of imputed interest                                           --             --          147,700
  Compensation from stock options and restricted stock                     84,346           --          388,073
  Compensation related to initial stock issuance of Royal Turf Club          --          199,200        199,200
  Allowance against note receivable                                          --             --           24,000
  Gain on sale of investments                                                --             --          (32,857)
  Gain on sale of discontinued operations                                    --             --         (365,241)
  Provision for impairment of investments in securities                      --             --        1,270,840
  Interest income converted to common stock of investee                      --             --          (36,000)
  Changes in operating assets and liabilities:
     Restricted cash                                                         --             --          (39,908)
     Accounts receivable                                                      513           --             (167)
     Prepaid Expenses                                                        --           44,150           --
     Accounts payable and accrued expenses                                 10,490         66,944        800,036
     Merchant settlements payable                                            --             --           82,058
     Other current liabilities                                               --             --            8,409
                                                                      -----------    -----------    -----------
  Net Cash Used in Operating Activities                                  (172,698)       (61,656)    (3,579,144)
                                                                      -----------    -----------    -----------

Cash Flows from Investing Activities
------------------------------------
Issuance of notes receivable - related party                                 --             --         (180,000)
Collections of notes receivable - related party                              --             --           78,017
Investments in securities                                                    --             --       (1,255,000)
Proceeds from sales of investments                                           --             --          170,000
Proceeds from loan receivable related party                                  --          (15,000)       (24,000)
Proceeds from sale of investment to related party                            --             --           50,000
Long-term deposits                                                           --            1,500        (21,562)
Purchase of software and equipment                                           --             --         (193,252)
                                                                      -----------    -----------    -----------
  Net Cash Flows Used in Investing Activities                                --          (13,500)    (1,375,797)
                                                                      -----------    -----------    -----------

Cash Flows from Financing Activities:
-------------------------------------
Proceeds from deferred royalty payment                                       --             --          250,000
Proceeds from issuance of common stock and subscriptions                  135,000          3,800      3,406,841
Proceeds from stock options exercised                                        --             --           42,500
Redemption of common stock                                                   --             --         (402,500)
Proceeds from borrowings                                                    6,000         81,200      1,844,390
Payments of borrowings                                                     (6,000)          --         (186,132)
                                                                      -----------    -----------    -----------
    Net Cash Provided by Financing Activities                             135,000         85,000      4,955,099
                                                                      -----------    -----------    -----------
Net Increase (Decrease) in Cash                                           (37,698)         9,844            158
Cash - Beginning of Period                                                 37,856           --             --
                                                                      -----------    -----------    -----------
Cash - End of Period                                                  $       158    $     9,844    $       158
                                                                      ===========    ===========    ===========
Supplemental Cash Flow Information
    Cash Paid for Interest                                            $      --      $      --
                                                                      ===========    ===========
Supplemental Disclosure of Non-cash Investing and Financing
   Activities
-----------------------------------------------------------
Non-cash accounts payable converted to common stock                   $      --      $    39,512
                                                                      ===========    ===========
Accrued interest and notes payable converted to common stock          $   255,808    $ 1,100,035
                                                                      ===========    ===========
Accrued liabilities converted to common stock                         $      --      $   155,959
                                                                      ===========    ===========

        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     3

                        GLOBAL PARI-MUTUEL SERVICES, INC
                          (A Development Stage Company)
                        CONDENSED CONSOLIDATED FOOTNOTES

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

In the opinion of our management, all adjustments considered necessary for a fair presentation have been included. All adjustments were of a normal recurring nature. Results for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

On April 19, 2006, the Board of Directors of the Company, finalized and closed the agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTC") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua in exchange for six million (6,000,000) shares of the Company's shares of common stock. The accompanying Consolidated Balance Sheet has been presented as though the acquisition occurred on January 1, 2006. The Consolidated Statements of Operations and Cash Flows for the periods ended September 30, 2005 and from inception through September 30, 2006 have been presented assuming the transaction occurred on April 25, 2005, the date of inception of the Royal Turf Club.

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

Business Condition and Risks -- The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, its remaining credit card processing operations in early 2004 and does not currently have a substantial revenue generating activity. The Company only generated $767 of revenue from continuing pari-mutuel software licensing operations during the nine month period ended September 30, 2006, and only $235,299 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $6,580,762 and $96,067 and $268,047 during the three and nine months ended September 30, 2006, respectively. The Company has used cash in operating activities since inception of $3,509,144. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's providing software and software services for online pari-mutuel wagering on horses and greyhounds. In addition to video-streaming and direct access to the wagering pools at the race tracks. There is no assurance these plans will be realized.

Stock-Based Compensation -- Effective January 1, 2006, the Company adopted SFAS 123R, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to our adopting SFAS 123R, the Company accounted for our stock-based compensation plans under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123").

For the nine months ended September 30, 2006, the Company calculated compensation expense of $84,346 related to stock options.

For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company issued 750,000 options to various employees, consultants and investors at an exercise price of $0.35 per share during the nine months ended September 30, 2006. 350,000 of the options vested immediately and the remaining 500,000 options vest from March 2007 to June 2008. The options expire 10 years from date of grant if unexercised. The Company had no stock option grants during the nine months ended September 30, 2005

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

The financial statements include $57,555 and $84,346 of compensation costs relating to stock-based compensation for the three and nine months ended September 30, 2006, respectively, valued under the following weighted average assumptions: risk free interest rate 4.9%, volatility 270.57%, and expected life 10 years. There was no intrinsic market value related to these options at September 30, 2006.

A summary of stock option activity for the nine months ended September 30, 2006 is presented below:

                                                           Weighted
                                               Weighted     Average
                                     Shares    Average     Remaining   Aggregate
                                     Under     Exercise   Contractual  Intrinsic
                                     Option     Price        Life        Value
                                     ------     -----        ----        -----

Outstanding at January 1, 2006          -       $  -
  Granted                            750,000      0.35
  Exercised                             -          -
  Forfeited                             -          -
  Expired                               -          -
                                     -------

Outstanding at September 30, 2006    750,000    $ 0.35     9.6 years     $  -
                                     =======

Exercisable at September 30, 2006    400,000    $ 0.35     9.6 years     $  -
                                     -------

As of September 30, 2006, there was approximately $49,151 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1 year.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2006 there were 850,000 potentially issuable common shares all issuable for stock options and warrants. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


NOTE 2 - NOTES PAYABLE

Short-Term Notes Payable - On April 19, 2006 the Company assumed notes payable of $95,200 of a Company officer as part of the acquisition of the Royal Turf Club, Inc. These unsecured notes were payable on demand and bear interest at 10%. During the three months ended June 30, 2006, the Company repaid $6,000 of the principal balance. During the three months ended September 30, 2006, the Company issued 254,857 shares of common stock at $0.35 per share to pay the balance of $89,200 due on the note acquired on April 19,2006.

In addition, the Company issued 214,286 shares of common stock at $0.35 per share to pay the balance of $75,000 due on the related party demand note.

The Company also issued 261,738 shares of common stock at $0.35 per share to pay all accrued interest on the notes payable and prepaid interest through December 31, 2006 for a total of $91,608.

Notes payable are summarized as follows:

                                                                 September 30,
                                                                     2006
                                                                   --------
    10% notes payable to shareholder, due on demand, unsecured       15,000
     8% revolving credit loan, unsecured, due December 31, 2007     196,988
    Promissory notes, unsecured, due December 31, 2007,  bearing
      interest at 8%                                                175,000
    Promissory notes to related party, unsecured, due December
      31, 2007, bearing interest at 8%                              100,000
    Deferred revenue promissory notes, unsecured, due December
      31, 2007, bearing interest at 8%                              200,000
    Series A and B promissory notes, unsecured, due December
      31, 2007, bearing interest at 8%                              154,500
                                                                   --------
    Total notes payable                                             841,488
    Less:  current portion                                           15,000
                                                                   --------
    Long-Term Notes Payable                                        $826,488
                                                                   ========


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

Prior to the exchanges, RTC was owned primarily by the principal owners of the Company. Since the exchange was between entities under common control, the purchase of RTC has been accounted for at the carrying basis of the assets and liabilities acquired rather than the value of the shares issued. The Company acquired $610 in cash and $35,000 in subscriptions receivable and assumed liabilities of $100,663 and stockholders' deficit of $65,053 of which there was $273,000 of common stock and additional paid in capital and an accumulated deficit of $338,053. Included in the assumed liabilities was a note payable to James Egide, Chairman of the Company, in the amount of $89,200, which bore interest at 10% per annum and is payable upon demand. During the nine months ended September 30, 2006 the note was been settled, see Note 2 for discussion.

NOTE 5 - COMMON STOCK ISSUANCE

Private Placement - On April 28, 2006 in a private placement the Company issued 500,000 shares of its common stock to an unrelated party in exchange for $100,000 in cash. In addition, the Company granted the purchaser warrants to purchase 100,000 shares of the Company's common stock at $0.35 per share. These warrants vested immediately and expire three years from the date of the grant.

On August 16, 2006 the Board of Directors authorized the issuance of up to 2,000,000 shares of the Company's common stock at $0.35 per share to pay interest due and prepay interest through December 31, 2006. To date 261,738 shares were issued to pay interest totaling $91,609 and 469,143 shares were issued to the Chairman of the Board to pay $164,200 of current notes payable.

On September 19, 2006 the Board of Directors amended the above authorization to permit any holders of notes who convert 50% of more of their notes principal balance to receive shares of the Company's common stock at $0.30 per share and other holders who do not covert at least 50% of their debt to receive shares of the Company's common stock at $0.35 per share. All holders of notes who select to convert part of their principal balance under these terms must also extend the due date for the balance of the notes from December 31, 2007 to December 31, 2008.

NOTE 6 -  ANTIGUA HUB OPERATONS

In July 2006 the Company entered into a preliminary agreement with Global Financial Solutions Holdings, LTD, wherein Global Financial Solutions Holdings, LTD will receive 50% of the net profits generated from the hub operations located in Antigua in exchange for paying for all costs until the hub is operational, currently projected to be in November 2006.


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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $235,299 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $767 of revenue during the nine month period ended September 30, 2006. Global Pari-mutuel has incurred losses through June 30, 2006 of $6,580,762, including $96,067 and $268,047 during the three and six months ended June 30, 2006, respectively. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2006, Global Pari-mutuel has generated approximately $4,900,000 in net proceeds from private placement offerings and other financing activities. From inception through September 30, 2006, Global Pari-mutuel used cash in operating activities of $3,579,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,375,000 in investment activities, including $1,085,000 invested in securities issued former strategic partners. As of September 30, 2006, our current assets and current liabilities were $21,167 and $130,553, respectively.

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

                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                   Registrant

Date: November 12, 2006                By: /S/ James A. Egide
      -----------------                    --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)


Date: November 12, 2006                By: /S/ Michael D. Bard
      -----------------                    ---------------------
                                           (Principal Financial and Accounting
                                            Officer)