Form 10QSB/A
period 2006-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-02-22
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 (Amendment # 2)

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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 2 to our Quarterly Report on Form 10-QSB for the period ended June 30, 2006 is being filed to add the following exhibit "Written Consent of Shareholders Approving an Exchange of Stock". This Amendment No. 1 to Annual Report on Form 10-QSB does not reflect events occurring after the August 15, 2006 filing of our original annual Report on Form 10-QSB in any way, except to reflect the changes discussed in the amendment.

                                   FORM 10-QSB
                                  JUNE 30, 2006
                                      INDEX
                                                                        Page No.
                                                                        --------
Item 6             Exhibits and Reports on Form 8-K                        1

Signature Pages                                                            1

                           PART II--OTHER INFORMATION
ITEM 6 Exhibits

Exhibit Number      Description of Exhibit
--------------      ----------------------
     31.1           Certification of Principal Executive Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

     31.2           Certification of Principal Financial Officer pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002*

     32.1           Certifications of Principal Executive Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

     32.2           Certifications of Principal Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

     99.1           Written Consent of Shareholders Approving an Exchange of
                    Stock



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             ORBIS DEVELOPMENT, INC.
                             -----------------------

                                   Registrant


Date: February 20, 2007                By: /S/ James A. Egide
      -----------------                   -------------------
                                          James A. Egide
                                          Chairman of the Board Directors
                                          (Principal Executive Officer)

Date: September 12, 2006               By: /S/ Michael D. Bard
      ------------------                  ---------------------
                                          (Principal Financial and Accounting
                                          Officer)