Form 10KSB
period 2006-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-04-16
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to



                        Commission File Number 000-32509

                        Global Pari-Mutuel Services, Inc.
                        ---------------------------------
                 (Name of small business issuer in its charter)



             NEVADA                                        88-0396452
             ------                                        ----------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



                            2533 North Carson Street
                              CARSON CITY, NV 89706
                              ---------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 302-8621


Securities registered under            Name of exchange on which registered: N/A
to Section 12(b) of the Act: None

Securities registered under to         Name of exchange on which registered:
Section 12(g) of the Act:              Pink Sheets
Common Stock, par value $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

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

         Issuer's revenues for its most recent fiscal year were $[767].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2007 was approximately $2,612,000. The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of April 10, 2007 was 15,300,341 shares, of which 4,748,674 were held by non-affiliates.

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

On April 19, 2006, the Board of Directors of the Company, finalized and closed the agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCN") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua in exchange for six million (6,000,000) shares of the Company's shares of common stock.

As of December 31, 2006 the Royal Turf Club, Inc., (herein "RTCN") a wholly owned subsidiary of Global Pari-Mutuel Services, Inc. and the Royal Turf Club of Antigua, Inc. (herein "RTC") a wholly owned subsidiary of RTCN completed an Agreement with Global Financial Solutions Holdings, Ltd. a corporation organized under the laws and regulations of the Turks and Caicos Islands (herein "GFS") for the Transfer of Stock of the Royal Turf Club of Antigua, Inc. and the Development, Implementation and Operation of a Horse and Dog Racing Hub in Antigua.

Under the terms of the agreement, (a) RTC issued to GFS such number of shares of its common stock such that after the issuance thereof, GFS will own fifty percent (50%) of RTC's outstanding common stock (the "RTC Shares"), (b) payments made by GFS for the purpose of developing, constructing, implementing and operating a central system horse and dog racing hub, hereinafter referred to as the "Hub Operation," was acknowledged and it will agree to continue such funding on the basis described herein, (c) RTCN agreed to manage the business of RTC, and (d) RTCN and GFS, as the sole Shareholders of RTC, subject to (c) above will make certain agreements regarding the operations and their ownership of RTC.

For consideration of receiving the RTC Shares, GFS has as of the date of this Agreement provided an amount of the funds necessary for all expenses related to the initial development, which includes license fees, construction and implementation of the Hub Operation (hereinafter "Hub Implementation Expenses") aggregating approximately US $400,000, and (ii) will agree to continue to pay Hub Implementation Expenses on the basis provided herein, said obligation continuing until the Hub Operation is profitable.

The Hub Implementation Expenses shall include, but are not limited to:

     a) Costs of the software, hardware, and all equipment necessary for the implementation and proper operation of the Hub Operation.
     b) Costs of training employees, management, owners, and contractors on the proper operation of the Hub Operation.
     c) Cost of the licensing rights to the software program for the Hub Operation.
     d)   Operational costs directly related to the running of the Hub
          Operation.

The Hub Implementation Expenses shall be paid by GFS as part of its consideration for receiving the RTC Shares. Hub Implementation Expenses shall be subject to the reasonable, prior (if it is reasonably possible for RTCN to provide prior notice of pending Hub Implementation Expenses), approval of GFS, and GFS shall not be under any obligation to bear or pay for any Hub Implementation Expenses that it does not approve. RTCN has provided GFS with a monthly budget of Hub Implementation Expenses. Any modifications or changes to this monthly budget shall be submitted to GFS in advance each month on or before the 20th day of the immediately preceding month, and failure of GFS to receive any such revised budget in a timely fashion or failure of RTCN to adhere to any such budget shall be, without limitation, reasonable basis for GFS not approving Hub Implementation Expenses.

Once the Hub Operation has been launched and is considered operational and profitable, all expenses necessary and related to the ongoing operation and management of the Hub Operation ("Hub Operational Expenses") shall be paid out of the funds generated by the operation of the Hub Operation prior to any distribution of profits.

The Hub Operational Expenses shall include all costs of operating and managing the Hub Operation.

If the Hub Operation does not immediately generate sufficient funds to pay for the ongoing Hub Operational Expenses, GFS shall pay the expenses on the same basis and upon the same conditions as Hub Implementation Expenses until such time as the Hub Operation is profitable without reimbursement or setoff, or until April 30 2007, whichever occurs first. Thereafter, any contributions needed for Hub Operational Expenses shall be paid by the Shareholders equally. If either Shareholder fails to make all or a part of any required contribution, at the option of the other Shareholder either (i) such other Shareholder shall make said payment or (ii) the Shareholder failing to make the contribution shall forfeit such portion of its stockholding in RTC as is proportionate to the amount of the failure and a figure equal to an overall capitalization of RTC of twice the aggregate amount paid by GFS for the RTC Shares (excluding amounts paid by it under this sentence).

The Hub Operational Expenses paid by GFS be further consideration for receiving the RTC Shares.

From the gross income of the Hub Operation, the Manager shall (i) first pay the expenses of the ongoing Hub Operation, (ii) then reimburse a Shareholder for any advances or payments made after April 30, 2007, and (iii) then distribute equally to the Shareholders the profits of the Hub Operation as they accrue for the term of this Agreement.

The term "profits" shall be defined as any amounts generated by the Hub Operation after payment of all Hub Operational Expenses, and as generally defined and commonly used in practice and custom. As a result of this contract GFS has paid for $400,000 of the Company's operating expenses through December 31, 2006.

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

Pari-mutuel wagering is governed by State legislation. The states adopt and enforce rules and regulations requiring all entities involved in pari-mutuel horseracing to be licensed. States prohibiting pari-mutuel wagering include Alaska, District of Columbia, Georgia, Hawaii, Mississippi, Missouri, North Carolina, South Carolina, and Utah.

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

It is the Company's intent to become a leading global provider for online pari-mutuel wagering on thoroughbred, harness and greyhound racing. The Company plans to pursue a business model that is twofold: 1) to provide hub services and content to international simulcast facilities and physical Off-Track-Betting ("OTB") operators and 2) to launch online OTBs that allow international players to place wages on U.S. tracks. The Company is currently pursuing market share in the U.S., Mexico, Central and South America and the Caribbean, where it intends to rollout its proprietary online platform. The Company has signed contracts with approximately 30 horse and dog race tracks, who will provide the Company with content and race simulcasts. If the Company is successful in negotiating its pari-mutuel license agreements and if the Company able to broker and facilitate these relationships on a commercially viable basis, we believe participants will benefit in two key ways. First, online international off-track betting parlors will be able to offer real-time pari-mutuel wagering services to their customers. Second, customers of online international off-track betting parlors will enjoy expanded pari-mutuel wagering opportunities, in that they will have real-time odds and racing forms and access to the direct pools at host tracks. The Company acquired the Royal Turf Club in April 2006 and signed a cost and profit share agreement with Global Financial Solutions Holdings, Ltd in December 2006 to facilitate the implementation of the Company's pari-mutuel wagering business model.

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

EMPLOYEES

As of April 10, 2007 we employed five employees. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

RISK FACTORS REGARDING OUR BUSINESS AND PROPOSED SERVICES

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR PERFORMANCE AND/OR ASSESS OUR FUTURE PROSPECTS. We were initially incorporated in January 1997. From January 1997 to October 1998, our business operations primarily consisted of efforts to develop and market online casino services. We discontinued efforts to develop online casino services in June 1998. In August 1999, we completed the MasterCoin acquisition, which was subsequently rescinded. From 2004 to the date of this report, we have focused on our current core business strategies on our pari-mutuel business opportunities. We sold the operations of our domestic payment process operations in November 2002, and discontinued our debit card program which was part of our international payment process operations in February 2003, terminated all income producing activities with Racing Services de Mexico (RSI) due to RSI's closure due to various issues with state and federal taxing authorities during the second quarter of 2003 , and discontinued our operations as an international sales agent for credit card processing during the first quarter of 2004. As a result, there is a very limited operating history upon which an evaluation of the Company can be based. The Company's future prospects are subject to risks and uncertainties that are generally encountered by most development stage companies in new and rapidly evolving markets. These risks include:

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 4,847,735 (approximately 32%) of our outstanding common stock as of April 10, 2007. Additionally, four other principal shareholders control 38% of our outstanding common stock as of April 10, 2007. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months transactions in our common stock have been reported as low as $0.11 and as high as $0.40. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

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

WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of February 6, 2007, 14,925,341 shares of our common stock were issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. We maintain an executive office in Carson City, Nevada. Our lease arrangements for such office are informal and terminable at any time.

ITEM 3 -- LEGAL PROCEEDINGS

On June 20, 2005 the Company and entered into a settlement agreement with David Stover, Claudia Stover, Essel Bailey, Menakka Bailey and Stover and Associates, LLC (collectively "Plaintiffs") based on litigation commenced in United States District Court Western District of Michigan, in November 2003 for payment of amounts due for accounts and notes payable to the Plaintiffs and other costs. Pursuant to the Agreement, the Company agreed to pay the Plaintiffs $150,000. The first payment of $45,000 was made within 15 days of the signing of the settlement agreement, the second payment of $45,000 was paid within 120 days of the first payment. A minimum total third payment of $30,000 was due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. The Company has entered into a verbal agreement to extend the third payment due date. To the extent that the aggregate amount of these payments do not exceed $60,000 by January 5, 2007 the Company must remit the difference. The Company made full and final payment on the settlement agreement in January 2007.

ITEM 4 -- SUBMISSION OF MATTERS TO A VOTE OF SECURITY

HOLDERS On December 21, 2006, a Unanimous Written Consent of Shareholders was completed wherein, the majority of the shareholders of Global Pari-Mutuel Services, Inc. (the "Company"), agreed to modify the employee stock option plan by increasing the number of options available for the purchase of common shares of the Company by 1,000,000 from 750,000 to 1,750,000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

Transactions in our common stock are currently reported in the United States under the symbol "ORBD" on the "Pink Sheets", a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2006 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

            QUARTER ENDED                       LOW               HIGH
            -------------                       ---               ----
     Quarter ended March 2005                  $0.30             $0.40
     Quarter ended June 2005                    0.30              0.50
     Quarter ended September 2005               0.40              2.00
     Quarter ended December 2005                0.40              0.40

     Quarter ended March 2006                  $0.11             $0.40
     Quarter ended June 2006                    0.16              0.35
     Quarter ended September 2006               0.21              0.35
     Quarter ended December 2006                0.21              0.29



OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of April 10, 2007 the number of shares of common stock outstanding was 15,300,341. As of that date, there were approximately 70 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of April 10, 2007, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

We have been a development stage company since our organization in January 1997. To date, we have only produced $235,299 of revenue from operations from our current business activities, and have incurred losses through December 31, 2006 of approximately $7,167,000. Of the losses incurred, $1,040,000 stems from software development and other costs associated with efforts to develop and market online casino services, which efforts were abandon in June 1998. We incurred a loss of approximately $763,000 from our payment processing activities, which were sold in the fourth quarter of 2002. Further we incurred losses of approximately $16,000 from our ATM debit card business which was discontinued in February 2003.

During the years ended December 31, 2006 and 2005, $767 and $1072 in revenue was recognized, respectively, from the licensing of the Company's pari-mutuel software. There were no cost of sales associated with these revenues, since the software associated with the production of this revenue has been fully written-off.

The operating losses we have incurred, including approximately $854,000 in 2006, $521,000 in 2005 and approximately $7,167,000 since inception of the business, and negative cash flows from operating activities during the development stage, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). From inception through December 31, 2006, we have generated $4,955,000 in net proceeds from private placement offerings and other financing activities. From inception through December 31, 2006, we used cash in operating activities of $3,578,000 including $1,040,000 of cash used for the casino operations we discontinued in 1998, $763,000 of cash used for payment processing activities we sold in 2002 and $16,000 of cash used for ATM debit card processing we discontinued in February 2003. Additionally, since inception, we have used $1,375,000 in investment activities, including $1,085,000 invested in equity securities primarily of strategic partners. As of December 31, 2006, our current assets and current liabilities were $54,000 and $322,000, respectively.

Starting in 2005 our management began to focus our principal business activities in only one area. We intend to provide services that facilitate online pari-mutuel wagering.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the launch of our services remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2007 would stem only from the demonstrated commercial viability of our core business activities.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements and report of independent auditors are filed as a separate part of this report on pages F-F-1 through F-F-20.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8a. CONTROLS AND PROCEDURES -

Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and 15d -15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Changes in Internal Controls. There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls during the fourth quarter of calendar year 2006.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

DIRECTORS

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified. Information regarding the directors and executive officers of the Company as of the date of this report are set forth below:

     NAME                    AGE                     POSITION
     ----                    ---                     --------
James A. Egide               73               Director and Chairman of
                                                the Board
Joseph P. Neglia             77               Director and Vice
                                                Chairman of the Board
Michael D. Bard              60               Director and Principal
                                                Accounting Officer
Keith Cannon                 65               Director

JAMES A. EGIDE is a founder of Global Pari-Mutuel Services and has served as a director and Chairman of the Board since inception. Mr. Egide has been an owner of thoroughbreds since 1980, and his horses have won the William P.l Kyne Handicap, California Derby and Bay Meadows Derby. From 1990 until 2000, Mr. Egide served as a director of Digital Courier Technologies, Inc., an Internet payment processor, and from April 1998 to July 2000 Mr. Egide served as Chairman of the Board and Chief Executive Officer of that company. During this period, he also help structure the Mastercard and Visa acquiring programs at St. Kitts National Bank. From 1989 to 1998, Mr. Egide was actively involved in managing his personal investments in several national and international businesses. Previously, he served as Chief Executive Officer and Chairman of the Board of Carme, Inc., a publicly traded company engaged in the manufacture and distribution of hair and skin care products, which he founded in 1978. Carme, Inc. was sold in 1989.

JOSPEH P. NEGLIA has served as a director of Global Pari-Mutuel since March 2006. Mr Neglia's career spans 40 years, including governmental regulation and racing commission responsibilities. While serving for 18 years on the New York State Racing and Wagering Board as its Chairman and voting member, Mr. Neglia received the 1994 Joan Pew Award, presented to the person who has displayed "courage, dedication, vision and vitality." In addition to having served as the Chairman of the New York State Racing and Wagering Board, Mr. Neglia also served as The Chairman of the Association of Racing Commissioners International, and sits on various other boards.

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

KEITH CANNON has served as a director of Global Pari-Mutuel since December 2005. Mr. Cannon has been active in the brokerage and investment industry for over 38 years. For the past three years, Mr. Cannon has served as a consultant and director to publicly traded companies. Previously, he founded and owned Cannon Securities, a National Association of Securities Dealer with 16 full-time employees. Mr. Cannon currently serves as a director and member of the audit committee for three publicly traded companies. He has broad experience in securities underwriting, trading and regulatory compliance.

Mr. Cannon has extensive experience in the horseracing and gaming industries. He serves as a direct or of an international lottery based in San Diego, California and has been involved in the horseracing business for over 20 years. He is currently an owner of a thoroughbred training, breeding and veterinary surgery center in New Mexico.

Mr. Cannon holds a bachelors and masters degree in journalism and business form the University of Utah.

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

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The Company has not named a Chief Executive Officer and to date it has not found it necessary to designate any individual as chief executive primarily because it remains in the development stage and has not yet generated revenues from any operating activity. For the each of the three years in the period ending December 31, 2006, Mr. James A. Egide served as Chairman of the Board and, solely for purposes of presentation in this table, is the only person who could be designated as having served in a capacity similar to the chief executive. The following table sets forth, for the three years ended December 31, 2006, the compensation for services to the Company during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2006 annual salary and bonus exceeded $100,000.


             Annual Compensation                             Long-term Compensation
             -------------------                             ----------------------
                                                         Awards                  Payouts
                                                         ------                  -------
Name and                                         Restricted   Securities
Principal                          Other Annual    Stock      Underlying    LTIP       All Other
Position    Year   Salary   Bonus  Compensation   Awards       Options     Payouts   Compensation
--------    ----   ------   -----  ------------   ------       -------     -------   ------------
                    ($)      ($)        ($)        ($)                       ($)          ($)
James A.    2006  $45,000                                      100,000
Egide       2005                                                     0
Chairman    2004                                                     0



OPTION GRANTS IN LAST FISCAL YEAR

                       Number of       % of Total
                       Securities     Options/SARs
                       Underlying      Granted to
                      Options/SARs    Employees in   Exercise or Base   Expiration date of
       Name           Granted (#)      Fiscal Year     Price ($/Sh)      the options/SARS
--------------------  -----------     ------------   ----------------   ------------------
James A. Egide          100,000          20.00%           $0.35           March 16, 2016
Chairman, Acting CEO

Michael D. Bard         100,000          20.00%           $0.35           March 16, 2006
Principal Accounting
Officer










AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR END OPTION VALUES

                       Shares
                      Acquired                                             Value of Unexercised In-The
                         on        Value    Unexercised Options/SARs at   Money Options/SARS at FR-End
                      Exercise   Realized           FY-End (#)                         ($)
       Name              (#)        ($)      Exercisable/Unexercisable      Exercisable/Unexercisable
--------------------  --------   --------    -------------------------      -------------------------
James A. Egide            0        $0.00           50,000/50,000                   $0.00/$0.00
Chairman, Acting CEO

Michael D. Bard           0        $0.00           50,000/50,000                   $0.00/$0.00
Principal Accounting
Officer


DIRECTORS COMPENSATION

Currently, we do not compensate non-employee directors. We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests. All directors are eligible to participate in the Company's 2000 Stock Option Plan.

On March 16, 2006, the Company granted Mr. Cannon an option to acquire 100,000 shares of common stock with an option price of $0.35 per share. This option becomes exercisable as to 50,000 shares on March 16, 2006 and 50,000 shares on March 16, 2007, and it expires 10 years after the date of grant.

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

The Company has not entered into any employment agreements or change of control agreements with its executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 10, 2007 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                          Beneficial Ownership as of April15, 2006
Name and Address of Beneficial Owner    Number of Shares (2)  Percentage of Class(3)
------------------------------------    ----------------      ----------------------
     Heritage Limited
     P.O. Box 1823
     Basseterre, St. Kitts BWI               2,673,241   (4)          17.47%

     AMEJ Foundation                         1,374,411   (5)           8.98%
     42 Digital Drive
     Novato, CA 94949

     Andrew Broughton                          949,375                 6.20%
     700 Irwin Street, Suite 203
     San Rafael, CA 94901

     C. R. Fedrick                             791,905                 5.18%
     P.O. Box 688
     Novato, CA 94949


Directors and Executive Officers(1)
-----------------------------------

     James A. Egide                          2,902,735   (6)          18.85%

     Joseph P. Neglia                        1,500,000                 9.80%

     Keith Cannon                              300,000   (7)           1.95%

     Michael D. Bard                           445,000   (8)           2.89%

     All offices and directors as a
     Group (4 persons)                                                33.00%

(1) The business address of each of the directors and executive officers is 2733
Carson Street, Carson City, NV 89706.

(2) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of April 10, 2007 has been calculated as though shares of our common stock subject to such options were outstanding. However, such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

                                       22

(3) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to warrants and options exercisable by such shareholder within 60 days and (b) 14,925,341, which is the number of shares of our common stock issued and outstanding as of April 10, 2007.

(4) Heritage Limited is a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares.

(5) The AMEJ Foundation is a non-profit foundation established by Mr. Egide on behalf of his deceased daughter. Mr. Egide serves as a director of the foundation and, although he participates in decisions regarding the voting and disposition of shares of Common Stock owned by the foundation, he disclaims any beneficial interest in such shares.

(6) Includes 100,000 options to purchase common stock of the Company and 85,000 shares of Common Stock owned directly by Mr. Egide's wife. Excludes 2,673,241 shares of Common Stock held by Heritage Limited and 1,342,011 shares of Common Stock owned by AMEJ Foundation identified in footnotes 4 and 5 above.

(7) Includes 100,000 options to purchase common stock of the Company.

(8) Includes 100,000 options to purchase common stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As part of a private placement of convertible notes approved by the Company's Board of Directors Mr. James A. Egide purchased a Convertible Note from the Company with a face amount of $201,280. The note was convertible into 26,837 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 189,949 shares of Common Stock at $0.35 per share to Mr. Egide to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $160,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 274,286 shares of the its Common Stock to Mr. Egide at $0.35 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $80,000 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company. On August 16, 2006 the Company issued 18,286 shares of its Common Stock to Mr. Egide at $0.35 per share to pay interest on the note through December 31, 2006. On December 1, 2006 the Company issued 266,667 shares of its Common Stock to Mr. Egide at $0.30 per share to pay the principal balance on the note of $80,000.

As part of the same private placement, the Heritage Trust, a holder of more than 5% of our Common Stock, purchased a Convertible Note from the Company with a face amount of $281,120. The note was convertible into 37,483 shares of Common Stock at any time prior to maturity of the Note on October 1, 2003 and extended until December 31, 2004. On March 2, 2005 the Company issued 260,909 shares of Common Stock at $0.35 per share to Heritage Trust to pay all interest due on this note through December 31, 2004 and reduce the unpaid principal balance of $225,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 385,714 shares of the its Common Stock at $0.35 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $112,500 and bears interest at the rate of 8% per annum and is no longer convertible to Common Stock of the Company. On August 16, 2006 the Company issued 25,714 shares of its Common Stock to Heritage Trust at $0.35 per share to pay interest on the note through December 31, 2006. On December 1, 2006 the Company issued 375,000 shares of its Common Stock to Heritage Trust at $0.30 per share to pay the principal balance on the note of $112,500.

On March 2, 2005 the Company issued 261,697 shares of Common Stock at $0.35 per share to the Ann Marie Egide Judice Foundation (AMEJ) to pay all interest due through December 31, 2004 and reduce the unpaid principal balance of their convertible note to $309,000 and extend the maturity date of the note to December 31, 2005. Further on June 24, 2005 the Company issued an additional 529,714 shares of the its Common Stock at $0.35 per share to pay interest on the note through December 31, 2005, pay half of the principal balance and extend the maturity date on the note to December 31, 2007. Also as of June 24, 2005 the new principal balance was $154,500 and bears interest at the rate of 8% per annum and is no longer convertible to common stock of the Company. On August 16, 2006 the Company issued 35,314 shares of its Common Stock to AMEJ at $0.35 per share to pay interest on the note through December 31, 2006. On December 1, 2006 the Company issued 515,000 shares of its Common Stock to AMEJ at $0.30 per share to pay the principal balance on the note of $154,500.

On August 16, 2006 the Company issued 110,890 shares of its Common Stock to Mr. Egide at $0.35 per share to pay interest through December 31, 2006 on three notes held by Mr. Egide with principal balances of $196,988, $89,200 and $75,000. Also on August 16, 2006, the Company issued 469,143 shares of its Common Stock to Mr. Egide at $0.35 per share to pay the principal balances on the $89,200 and $75,000 notes. On December 1, 2006 the Company issued 68,333 shares of its Common Stock to Mr. Egide at $0.30 per share to pay $20,000 against the principal balance on the note of $196,988. The resulting new note with a principal balance of $176,988 bears interest at 10% per annum and is due on June 30, 2008.

On June 24, 2005, the Company issued 285,714 shares of its Common Stock to Mr.
C. R. Fedrick at $0.35 per share to pay principal in the amount of $25,000 on the $125,000 note due Mr. Fedrick and $75,000 due for interest through December 31, 2005. On August 16, 2006, the Company issued 22,857 shares of its Common

Stock to Mr. Fedrick at $0.35 per share to pay accrued interest through December 31, 2006 in the amount of $8,000. On December 1, 2006, the Company issued 333,333 shares of its Common Stock to Mr. Fedrick at $0.30 per share to pay the remaining principal balance on the note due to Mr Fedrick in the amount of $100,000.

On March 3, 2005 the Company issued 14,286 shares of its Common Stock to Mr. Andrew Broughton at $0.35 per share to pay $5,000 of principal on a note due Mr. Broughton in the amount of $30,000. On June 24, 2005, the Company issued 357,142 shares of its Common Stock to Mr. Broughton at $0.35 per share to pay principal in the amount of $25,000 on the $125,000 note and $12,500 on the $25,000 note due Mr. Broughton, $75,000 due for interest through December 31, 2005 and $12,500 for legal fees incurred by Mr. Broughton on behalf of the Company. On August 16, 2006, the Company issued 25,714 shares of its Common Stock to Mr. Broughton at $0.35 per share to pay accrued interest through December 31, 2006 in the amount of $9,000. On December 1, 2006, the Company issued 375,000 shares of its Common Stock to Mr. Broughton at $0.30 per share to pay the remaining principal balance on the notes due to Mr Broughton in the amount of $112,500.

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

    32.2            Certifications of Chief Financial Officer pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith

** Incorporated herein by reference to our Registration Statement on Form 10-SB filed on April 3, 2001 and amended on June 3, 2001.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The Company's independent auditor for the years ended December 31, 2006 and 2005 was Hansen, Barnett & Maxwell ("Hansen Barnett"). The aggregate fees for professional services rendered by Hansen Barnett in connection with its audit of the Company's consolidated financial statements and related quarterly reviews were $32,243 and $23,8520 for the years ended December 31, 2006 and 2005, respectively.

     Audit Related Fees

     The aggregate fees for professional services rendered by Hansen Barnett for audit related services were $0 and $0 for the years ended December 31, 2006 and 2005, respectively.

     Tax Fees

     The aggregate fees for tax related professional services rendered by Hansen Barnett were $0 and $0 for the years ended December 31, 2006 and 2005, respectively.

     All Other Fees

     Hansen Barnett did not provide to the Company any other material services during the years ended December 31, 2006 and 2005.

                                   SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                        GLOBAL PARI-MUTUEL SERVICES, INC.


                             By: /s/ JAMES A. EGIDE
                             ----------------------
                             James A. Egide
                             Chairman of the Board
                             Dated: March 31, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.



SIGNATURES                 TITLE                                  DATE
----------                 -----                                  ----

/s/ JAMES A. EGIDE         Chairman of the Board (Acting          April 13, 2007
------------------         Principal Executive Officer)
James A. Egide

/s/ MICHAEL D. BARD        Director and Principal Financial       April 13, 2007
-------------------        and Accounting Officer
Michael D. Bard

/s/ JOSEPH P. NEGLIA       Director                               April 13, 2007
--------------------
Joseph P. Neglia

/s/ KEITH CANNON           Director                               April 13, 2007
----------------
Keith Cannon

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2006 and 2005









                         HANSEN, BARNETT & MAXWELL, P.C.
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS


                             GLOBAL PARI-MUTUEL SERVICES, INC.
                               (A Development Stage Company)


                                     TABLE OF CONTENTS


                                                                                      Page

Report of Independent Registered Public Accounting Firm.............................   F-1

Consolidated Balance Sheets - December 31, 2006 and 2005............................   F-2

Consolidated Statements of Operations for the Years Ended December 31,
   2006 and 2005 and for the Period from January 27, 1997 (Date of Inception)
   through December 31, 2006........................................................   F-3

Consolidated Statements of Stockholders' Deficit for the Period from January 27,
   1997 (Date of Inception) through December 31, 2004 and for the Years Ended
   December 31, 2005 and 2006.......................................................   F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006
   and 2005 and for the Period from January 27, 1997 (Date of Inception) through
   December 31, 2006................................................................   F-6

Notes to Consolidated Financial Statements..........................................   F-8


 HANSEN, BARNETT & MAXWELL
 A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
                                                Accounting Oversight Board
  5 Triad Center, Suite 750
Salt Lake City, UT 84180-1128                     an independent member of
   Phone: (801) 532-2200                                BAKER TILLY
    Fax: (801) 532-7944                                INTERNATIONAL
      www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Global Pari-Mutuel Services, Inc.

We have audited the accompanying consolidated balance sheets of Global
Pari-Mutuel Services, Inc. and subsidiaries (a development stage company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Pari-Mutuel Services, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended, and for the period from January 27, 1997 (date of inception) through December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a development stage enterprise that has generated nominal revenue and has experienced losses from operations and negative cash flows from operating activities since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based
Payment, effective January 1, 2006.



                                              HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 13, 2007


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEETS

December 31,                                               2006           2005
----------------------------------------------------   -----------    -----------
ASSETS
Current Assets
 Cash                                                  $       519    $    37,856
 Accounts receivable                                          --              513
 Prepaid expenses                                           53,500           --
 Subscription receivable                                      --           35,000
Total Current Assets                                   $    54,019    $    73,369
                                                       -----------    -----------
Total Assets                                           $    54,019    $    73,369
                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                       $   132,462    $   109,662
Accounts payable - related party                            46,560           --
Accrued expenses                                            48,500          3,375
Accrued interest payable                                      --            4,126
Accrued litigation settlement                               29,321         59,977
Notes payable, current portion                              65,000        179,200
                                                       -----------    -----------
   Total Current Liabilities                               321,843        356,340
                                                       -----------    -----------

Long-Term Notes Payable, net of current portion            176,488        826,488
                                                       -----------    -----------
Total Liabilities                                          498,331      1,182,828
                                                       -----------    -----------
Minority Interest                                          400,000           --
                                                       -----------    -----------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
authorized, none issued                                       --             --
Common stock - $0.001 par value; 25,000,000 shares
authorized; 14,575,341 and 11,199,460 shares issued
and outstanding, respectively                               14,575         11,199
Additional paid-in capital                               6,308,246      5,192,057
Deficit accumulated during development stage            (7,167,133)    (6,312,715)
                                                       -----------    -----------
   Total Stockholders' Deficit                            (844,312)    (1,109,459)
                                                       -----------    -----------
Total Liabilities and Stockholders' Deficit            $    54,019    $    73,369
                                                       ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements.


                    GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENT OF OPERATIONS

                                                                            For the Period
                                                                            from January 27,
                                                                             1997 (Date of
                                                  For the Years Ended      Inception) Through
                                                      December 31,            December 31,
                                                  2006            2005            2006
                                              ------------    ------------    ------------
Revenue                                       $        767    $      1,072    $    235,299
Cost of revenue                                       --              --            27,587
                                              ------------    ------------    ------------
Gross Profit                                           767           1,072         207,712
                                              ------------    ------------    ------------

Operating Expenses
General and administrative expenses               (584,878)       (393,945)     (3,366,266)
Research and development                          (186,200)           --          (186,200)
Impairment of equipment                               --              --          (137,055)
Impairment of investment in securities                --              --        (1,270,840)
Gain on sale of investment                            --              --            32,857
Interest expense                                   (84,107)       (128,101)       (709,464)
Interest income                                       --              --            81,879
                                              ------------    ------------    ------------
Loss from Continuing Operations                   (854,418)       (520,974)     (5,347,377)
                                              ------------    ------------    ------------
Discontinued Operations
   Loss from online casino operations                 --              --        (1,390,390)
   Gain on sale of online casino operations           --              --           350,000
   Loss from payment processing
     activities and ATM debit card
     operations                                       --              --          (779,366)
                                              ------------    ------------    ------------
Loss from Discontinued
  Operations                                          --              --        (1,819,756)
                                              ------------    ------------    ------------
Net Loss                                      $   (854,418)   $   (520,974)   $ (7,167,133)
                                              ============    ============    ============
Basic and Diluted Loss Per
   Share
   Continuing operations                      $      (0.07)   $      (0.07)
   Discontinued operations                            0.00            0.00
                                              ------------    ------------
   Net Loss                                   $      (0.07)   $      (0.07)
                                              ============    ============
Basic and Diluted Weighted-Average
   Common Shares Outstanding                    11,990,616       7,599,665
                                              ------------    ------------


The accompanying notes are an integral part of these consolidated financial statements


                                     GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                               (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                                                                            Deficit
                                                                                                          Accumulated
                                                        Common Stock          Additional                  During the       Total
                                                        ------------            Paid-in      Deferred     Development  Stockholders'
                                                    Shares        Amount        Capital    Compensation      Stage        Deficit
                                                  -----------   -----------   -----------  ------------   -----------   -----------
Balance at January 27, 1997 (Date of Inception)          --     $      --     $      --     $      --     $      --     $      --
Issuance of common stock for compensation from
  the reorganization of Cyber Games, Ltd.,
  March 1997, $0.50 per share                         600,500           601       299,649          --            --         300,250
Issuance for cash in 1997 in private placement
  at $20.00 per share, net of $14,394 offering
  costs                                                42,000            42       825,564          --            --         825,606
Conversion of shareholder loans, January
  through September 1998, $2.50 per share              85,106            85       212,680          --            --         212,765
Issuance for cash in 1998 in private placement
  at $2.50 per share                                  212,894           213       532,022          --            --         532,235
Shares redeemed in 1998 for disposition of
  online casino operations at $2.50 per share        (140,000)         (140)     (349,860)         --            --        (350,000)
Shares redeemed in 1998 for $16.25 per share           (2,000)           (2)      (32,498)         --            --         (32,500)
Shares redeemed in 1998 for $2.00 per share          (180,000)         (180)     (359,820)         --            --        (360,000)
Compensation from 1998 grant of stock options            --            --           1,500          --            --           1,500
Issuance for cash in 1999 at $2.50 per share           84,000            84       209,916          --            --         210,000
Issuance in exchange for 1999 cancellation of
  option, at $2.50 per share                            2,000             2         4,998          --            --           5,000
Shares redeemed in 1999 for cash at $6.25 per
  share                                                (1,600)           (2)       (9,998)         --            --         (10,000)
Issuance in 2000 for cash and the sale of
MasterCoin equipment, leaseholds and other
  assets at $3.17 per share                           320,000           320     1,014,680          --            --       1,015,000
Grant of restricted stock in 2000 at $6.25 per
  share                                                20,000            20       124,980      (125,000)         --            --
Issuance in 2000 for cash, $10.00 per share,
  net of offering costs of $25,000                     46,250            46       437,454          --            --         437,500
Amortization of restricted stock                         --            --            --         125,000          --         125,000
Issuance in 2001 for cash in a private
  placement at $10.00 per share                        14,250            14       142,486          --            --         142,500
Exercise of stock options in 2001 at $6.25 per
  share                                                 2,400             3        14,997          --            --          15,000
Exercise of stock options in 2002 at $7.05 per
  share                                                41,125            41       288,436          --            --         288,477
Conversion of note payable and accrued
  interest, $0.60 per share in 2003                   100,000           100        60,400          --            --          60,500
Issuance as payment on line of credit, $1.50
  per share in 2003                                    40,000            40        59,960          --            --          60,000
Proceeds from  sale of investments to related
  parties in 2003                                        --            --          67,000          --            --          67,000
Exercise of stock options, $1.50 per share in
  2003                                                 11,090            11        16,623          --            --          16,634
Net loss for  the period from January 27, 1997
  through December 31, 2004                              --            --            --            --      (5,791,741)   (5,791,741)
                                                  -----------   -----------   -----------   -----------   -----------   -----------
Balance at December 31, 2004                        1,298,015         1,298     3,561,169          --      (5,791,741)   (2,229,274)
                                                  -----------   -----------   -----------   -----------   -----------   -----------

                    The accompanying notes are an integral part of these consolidated financial statements.


                                    GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                                (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (continued)

                                                                                                            Deficit
                                                                                                          Accumulated
                                                           Common Stock         Additional                During the       Total
                                                           ------------          Paid-in      Deferred    Development  Stockholders'
                                                       Shares       Amount       Capital    Compensation     Stage        Deficit
                                                     -----------  -----------  -----------  ------------  -----------   -----------
Balance at December 31, 2004                           1,298,015        1,298    3,561,169         --      (5,791,741)   (2,229,274)
                                                     -----------  -----------  -----------  -----------   -----------   -----------
Issuance for payment of expenses, $0.35 per
  share (2005)                                           581,856          582      205,351         --            --         205,933
Issuance for payment of interest, $0.35 per
  share (March 2005)                                   1,120,446        1,120      391,036         --            --         392,156
Conversion of notes payable, $0.35 per share
  (June 2005)                                          1,999,143        1,999      697,701         --            --         699,700
Issuance for cash and services at $0.04 per
  share (April 2005)                                   5,700,000        5,700      197,300         --            --         203,000
Issuance for cash, $0.23 per share (December
  2005)                                                  300,000          300       69,700         --            --          70,000
Issuance for cash, $0.35 per share (November
  2005)                                                  200,000          200       69,800         --            --          70,000
Net loss for the year ended December 31, 2005               --           --           --           --        (520,974)     (520,974)
                                                     -----------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 2005                          11,199,460       11,199    5,192,057         --      (6,312,715)   (1,109,459)
                                                     -----------  -----------  -----------  -----------   -----------   -----------
Issuance for cash, $0.20 per share (April 2006)          500,000          500       99,500         --            --         100,000
Issuance at $0.35 per share to pay interest
  expense (August 2006)                                  261,738          262       91,345         --            --          91,607
Issuance at $0.35 per share to pay principal
  on notes (August 2006)                                 469,143          469      163,731         --            --         164,200
Issuance at $0.30 per share to pay principal
  on notes (December 2006)                             2,000,000        2,000      598,000         --            --         600,000
Issuance at $0.30 per share to pay investor
  relations contract (December 2006)                     145,000          145       43,355         --            --          43,500
Stock option expense                                        --           --        120,258         --            --         120,258
Net loss for year ended December 31, 2006                   --           --           --           --        (854,418)     (854,418)
                                                     -----------  -----------  -----------  -----------   -----------   -----------
Balance at December 31, 2006                          14,575,341  $    14,575  $ 6,308,246  $      --     $(7,167,133)  $  (844,312)
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


                    GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                               (A Development Stage Company)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Period
                                                                             from January 27,
                                                                              1997 (Date of
                                                       For the Years Ended  Inception) Through
                                                          December 31,         December 31,
                                                       2006          2005          2006
                                                   -----------   -----------   -----------
Cash Flows from Operating Activities
Net loss                                           $  (854,418)  $  (520,974)  $(7,167,133)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Expenses paid by minority interest holders           400,000          --         400,000
  Depreciation and amortization                           --            --         118,170
  Provision for impairment of equipment                   --            --         137,055
  Amortization of imputed interest                        --            --         147,700
  Allowance against note receivable                       --          24,000        24,000
  Stock based compensation and interest                204,364       199,200     1,007,541
  Gain on sale/disposition of investment                  --            --         (32,857)
  Gain on sale of discontinued operations                 --            --        (365,241)
  Provision for impairment of investments in
    securities                                            --            --       1,270,840
  Interest income converted to common stock of
    investee                                              --            --         (36,000)
Change in operating assets and liabilities:
    Restricted cash                                       --            --         (39,908)
    Accounts receivable                                    513          (513)         (167)
    Prepaid expenses                                   (10,000)         --         (10,000)
    Accounts payable and accrued expenses               87,204        72,143       876,750
    Merchant settlements payable                          --            --          82,058
    Other current liabilities                             --            --           8,409
                                                   -----------   -----------   -----------
  Net Cash Used in Operating Activities               (172,337)     (226,144)   (3,578,783)
                                                   -----------   -----------   -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party              --            --        (180,000)
Collections on notes receivable - related party           --            --          78,017
Investments in securities                                 --            --      (1,255,000)
Proceeds from notes receivable                            --         (24,000)      (24,000)
Proceeds from sale of investments                         --            --         170,000
Proceeds from sale of investment to related party         --            --          50,000
Long-term deposits                                        --            --         (21,562)
Purchase of software and equipment                        --            --        (193,252)
                                                   -----------   -----------   -----------
  Net Cash Used in Investment Activities                  --         (24,000)   (1,375,797)
                                                   -----------   -----------   -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment,
  subsequently characterized as notes payable             --            --         250,000
Proceeds from issuance of common stock                 135,000       108,800     3,406,641
Proceeds from stock options exercised                     --            --          42,500
Proceeds from loan payable - related party               6,000       101,700       107,700
Redemption of common stock                                --            --        (402,500)
Proceeds from borrowings                                  --          90,000     1,736,890
Payments on loan payable - related party                (6,000)      (12,500)      (18,500)
Payments of borrowings                                    --            --        (167,632)
                                                   -----------   -----------   -----------
  Net Cash Provided by Financing Activities            135,000       288,000     4,955,099
                                                   -----------   -----------   -----------
Net Increase (Decrease) in Cash                        (37,337)       37,856           519
Cash - Beginning of Period                              37,856          --            --
                                                   -----------   -----------   -----------
Cash - End of Period                               $       519   $    37,856   $       519
                                                   ===========   ===========   ===========


 Cash Paid for Interest                            $      --     $      --
                                                   ===========   ===========
 Cash Paid for Taxes                               $      --     $      --
                                                   ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements

                                        F-6

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)




                                                           For the Years Ended
                                                               December 31,
                                                         -----------------------
                                                            2006         2005
                                                         ----------   ----------
Supplemental Disclosure of Noncash Investing and
  Financing Activities
Subscription receivable for common stock                 $     --     $   35,000
                                                         ----------   ----------
Noncash accounts payable converted to common stock       $     --     $   49,974
                                                         ----------   ----------
Accrued interest and notes payable converted to
  common stock                                           $  771,701   $1,091,856
                                                         ----------   ----------
Accrued liabilities converted to common stock            $     --     $  155,959
                                                         ----------   ----------
Prepaid expenses paid with common stock                  $   43,500   $     --
                                                         ----------   ----------



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

Global Pari-Mutuel Services, Inc. (the "Company" or "Global") was organized on January 27, 1997 under the laws of the State of Nevada. Global is a development stage company that has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, development of a credit card processing services business with a related operation of providing ATM debit card services to online gaming customers. With the exception of licensing pari-mutuel software, Global discontinued, sold or abandoned each of these previous operations.

On April 19, 2006, the Board of Directors of the Company, finalized and closed an Exchange Agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCN") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua ("RTC") in exchange for six million (6,000,000) shares of the Company's shares of common stock. Additionally, subject to the terms and conditions set forth in the Agreement, the Company may issue to the shareholders of RTCN at the date of acquisition additional shares of the Company's common stock based upon the following earn out schedule:

     If RTCN's pretax profit for the year ended December 31, 2007 is equal to or great than $2,500,000, the Company will issue an additional 500,000 shares of Global common stock.

     If RTCN's pretax profit for the year ended December 31, 2008 is equal to or greater than $4,000,000, the Company will issue an additional 500,000 shares of Global common stock.

Prior to the exchange of shares, RTCN was owned primarily by the principal owners of the Company. Since the exchange was between entities under common control, the purchase of RTC has been accounted for at the carrying basis of the assets and liabilities acquired rather than the value of the shares issued. The Company has accounted for the acquisition similar to the pooling of interest method used for Companies that have been acquired under common control. The Company's financial statements have been adjusted to give effect to the acquisition of RTCN as if it had occurred on April 25, 2005, the date of inception of RTCN.

The following shows the financial position of RTCN only as of December 31, 2005 and for the period from April 25, 2005 (date of inception) to December 31, 2005.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       December 31,                                               2005
       ------------------------------------------------------  ---------
       ASSETS
        Cash                                                   $     610
        Subscription receivable                                   35,000
        Note receivable, net of allowance of $24,000                --
                                                               ---------
       Total  Assets                                           $  35,610
                                                               =========
       Current Liabilities
        Accounts payable                                       $   7,337
        Accrued interest payable                                   4,126
        Loan payable - related party                              89,200
                                                               ---------
       Total Liabilities                                         100,663
                                                               ---------
       Stockholders' Deficit
       Common stock - $0.001 par value; 5,000,000 shares
          authorized; 4,000,000 shares issued and outstanding      4,000
       Additional paid-in capital                                269,000
       Deficit accumulated during development stage             (338,053)
                                                               ---------
          Total Stockholders' Deficit                            (65,053)
                                                               ---------
       Total Liabilities and Stockholders' Deficit             $  35,610
                                                               =========



                                                   For the Period
                                                   from April 25,
                                                   2005 (Date of
                                                 Inception) Through
                                                    December 31,
                                                       2005
                                                     ---------
                Revenue                              $    --
                Cost of revenue                           --
                                                     ---------
                Gross Profit                              --
                                                     ---------
                General and administrative expenses   (333,927)
                Interest expense                        (4,126)
                                                     ---------
                Net Loss                             $(338,053)
                                                     =========


Effective December 31, 2006 RTCN and RTC completed an Agreement with Global Financial Solutions Holdings, Ltd. an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands ("GFS") to transfer 50% of the outstanding common stock of RTC for the development, implementation and operation of a horse and dog racing hub in Antigua. Approximately $400,000 has been paid under the agreement. See Note 9 for further discussion.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Principles of Consolidation - The accompanying consolidated financial statements include the accounts and transactions of Global Pari-Mutuel Services, Inc. and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

Fair Value of Financial Instruments - The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Business Condition and Risks - The Company discontinued its pursuit of online casino gaming operations in 1998, domestic credit card processing operations in 2002, ATM debit card processing operations in early 2003, and its efforts to market credit card services of international credit card processors to merchants in early 2004 and has not had substantial revenue generating activity. The Company has generated minimal revenues during 2006 from its continuing operations. Additionally, it has accumulated losses since inception of $7,167,133 and $854,418 during 2006, and has used cash in operating activities since inception of $3,578,783 and $172,337 during 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business sufficient to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

It is the Company's policy to periodically review the continued usefulness of all equipment and software in pursuing its plans. Equipment and software where future net cash flow of the assets are less than their carrying amount or are no longer useful to the plans of the Company are considered impaired.

Research and Development - The Company incurred research and development costs of $186,200 during the year ended December 2006 which were expensed during 2006. The research and development costs were for the development of software to be used in RTCN's hub operations in Antigua.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue Recognition - Revenue from licensing the Company's pari-mutuel software is recognized when persuasive evidence of a licensing arrangement exists, the fee is fixed or determinable, the software has been delivered and fully installed at an Internet OTB site, and collectability is probable. During the years ended December 31, 2006 and 2005, $767 and $1,072 in revenue was recognized, respectively, from the licensing of the Company's pari-mutuel software. There were no cost of sales associated with these revenues, since the software associated with the production of this revenue has been fully written-off.

Stock-Based Compensation -- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R "SFAS 123R", Share-Based Payment, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period). Prior to adopting SFAS 123R, the Company accounted for stock-based compensation under Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, generally no compensation expense is recorded when the terms of the award are fixed and the exercise price of the employee stock option equals or exceeds the fair value of the underlying stock on the date of grant. The Company adopted the disclosure-only provision of SFAS No. 123,"Accounting for Stock-Based Compensation" ("SFAS 123").

For the year ended December 31, 2006, the Company calculated compensation expense of $120,258 related to stock options. Since there were no options outstanding at December 31, 2005, there was no effect to the Company's adoption of SFAS 123R.

For options granted subsequent to the adoption date of SFAS 123R on January 1, 2006, the fair value of each stock option grant will be estimated on the date of grant using the Black-Scholes option pricing model. The Company issued 850,000 options to various employees, consultants and investors at an exercise price of $0.35 per share during the year ended December 31, 2006. 550,000 of the options vested immediately and the remaining 300,000 options vest from March 2007 to November 2008. The options expire from 3 to 10 years from date of grant if unexercised.

The financial statements include compensation costs relating to stock-based compensation for the year ended December 31, 2006, valued under the following weighted average assumptions: risk free interest rate 4.8%, volatility 269.49%, and a weighted average life of 8.8 years.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2006 and 2005 there were 850,000 and zero potentially issuable common shares, respectively, from stock options. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Recent Accounting Pronouncements - In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which provides guidance on the accounting for uncertainty in income taxes recognized in financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN 48 to have a material effect on its financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments -- an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 will become effective for the Company's fiscal year that begins after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 establishes a common definition of fair value, provides a framework for measuring fair value under generally accepted accounting principles, and expands disclosure requirements about fair value measurements. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. The Company is currently evaluating the impact, if any, the adoption of SFAS No. 157 will have on its financial reporting and disclosures.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R) (SFAS 158), which requires recognition of a net liability or asset to report the funded status of defined benefit pension and other postretirement plans on the balance sheet and recognition (as a component of other comprehensive income) of changes in the funded status in the year in which the changes occur. Additionally, SFAS No. 158 requires measurement of a plan's assets and obligations as of the balance sheet date and additional annual disclosures in the notes to financial statements. The recognition and disclosure provisions of SFAS No. 158 are effective for fiscal years ending after December 15, 2006, while the requirement to measure a plan's assets and obligations as of the balance sheet date is effective for fiscal years ending after December 15, 2008. The Company does not currently have a plan that would be affected by the provisions of this standard, and as such, does not expect the adoption of SFAS 158 to have a material impact on its financial reporting and disclosures.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In September 2006, the SEC staff published Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. This statement is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material effect on its financial statements.

NOTE 2 - DISCONTINUED OPERATIONS

Online Casino Operations - On January 27, 1997, certain individuals (the "founders") initiated the development of certain online casino gaming software technology intended for use over the Internet. In March 1997, the founders contributed the technology to CyberGames Ltd. ("Limited"), an Ireland company. Limited did not have any operations or assets prior to the founder's contribution. Immediately after the contribution, Limited was reorganized into CyberGames International, Inc. ("International"), a Nevada corporation incorporated on January 27, 1997. The founders controlled International after the reorganization; accordingly, the reorganization was accounted for as the recapitalization of Limited into International.

Through June 1998, the Company's efforts were to design and develop software for online gaming. All costs associated with the Company's efforts to design and develop online casino gambling software were recognized as research and development expense as incurred. On July 1, 1998, the Company discontinued developing the online gaming business and sold all of the related assets and operations to a former shareholder. The financial statements present the results from the online gaming activities as discontinued operations.

Electronic Currency Services - In August 1999, the Company entered into an agreement to acquire the business, certain software, leasehold interests and equipment of MasterCoin, Inc., a provider of electronic currency applications. In exchange for these assets, the Company issued 1,385,000 shares of common stock to the owners of MasterCoin, Inc. and changed its name to MasterCoin, Inc. After completing the acquisition, the Company determined that it had not gained effective operating control of the acquired business and commenced negotiations to terminate the acquisition. Following the rescission of the MasterCoin acquisition, the Company changed its name to Orbis Development, Inc. The financial statements present the results from the electronic currency services as discontinued operations.

Domestic Payment Processing Services - During 2001, the Company started a domestic payment processing service business in the United States whereby the Company established arrangements and relationships and provided credit card processing services for banks and their merchants. In October 2002, the Company sold all its assets and liabilities associated with the domestic payment processing activities to a related party entity. During the year ended December 31, 2003, the one sixth interest the Company held was transferred to a related party in payment for salaries. The financial statements present the results from the domestic payment processing services as discontinued operations.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ATM Debit Card Services - In June 2002 the Company began the operations of an ATM debit card services business. The primary customers were international online casinos. The services consisted of selling debit cards, transferring customer's funds onto the debit cards and recording the use of the funds from the debit cards. These services were discontinued in February 2003. The financial statements present the results from the ATM Debit Card Service as discontinued operations.

International Credit Card Services - In October 2002 the Company began its efforts to market credit card services of international credit card processors to merchants. These services were discontinued in early 2004 because changes in credit card processing regulations would not permit the Company to retain its international customers. The financial statements present the results from these operations as income from marketing international credit card services under discontinued operations.

NOTE 4 -- INCOME TAXES

The components of the net deferred tax asset at December 31, 2006 and 2005 are as follows:

For the Years Ended December 31,                       2006             2005
--------------------------------------              -----------     -----------
Operating loss carry forwards                       $ 1,840,517     $ 1,590,400
Impairment of investment in securities
                                                        415,140         415,140
Valuation allowance
                                                     (2,255,657)     (2,005,540)
                                                    -----------     -----------
Net Deferred Tax Asset                              $      --       $      --
                                                    -----------     -----------


The Company has tax operating loss carry forwards totaling approximately $5,413,000 at December 31, 2006 that will expire if unused from 2018 through 2026.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                           2006          2005
-----------------------------------------------         ---------     ---------
Tax benefit at statutory rate of 34%                      286,739     $  62,193
Non deductible stock based compensation expense            36,621          --
Change in valuation allowance                            (250,118)      (62,193)
                                                        ---------     ---------
Provision for Income Taxes                              $    --       $    --
                                                        ---------     ---------


NOTE 5 - NOTES PAYABLE & RELATED PARTY ADVANCES

Notes Payable to Shareholder and Related Parties - As of January 1, 2005, the Company had outstanding borrowings of $5,000 through the issuance of unsecured notes bearing interest at 10% from an officer and employee. The $5,000 note was paid in June 2005 with accrued interest through the issuance of 16,549 shares of common stock at $0.35 per share

During 2003, the Company borrowed $115,000 from a shareholder through the issuance of unsecured notes bearing interest at 10%. In March 2005, the notes and accrued interest were repaid by the issuance of 366,906 shares of the Company's common stock at $0.35 per share.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On June 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (See Note 8) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest were due and payable on December 15, 2006. On August 16, 2006, the Company repaid the $37,500 note payable through the issuance of 107,143 shares of common stock valued at $0.35 per share.

On October 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (see Note 8) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest were due and payable on December 15, 2006. On August 16, 2006, the Company repaid the $37,500 note payable through the issuance of 107,143 shares of common stock valued at $0.35 per share.

During 2005, the Company borrowed $101,700 from an officer and shareholder through the issuance of an unsecured loan payable bearing interest at 10%. During the year ended December 31, 2005 the Company paid $12,500 on the note. During 2006, the Company borrowed an additional $6,000 under the note. These unsecured notes were payable on demand and bore interest at 10%. During the year ended December 31, 2006, the Company repaid $6,000 of the principal balance. On August 16, 2006 the Company repaid the $89,200 principal balance on the note by the issuance of 254,857 shares if the Company's common stock at $0.35.

In June 2005 the Company converted debts owed to a shareholder for expenses through the issuance of an unsecured note in the amount of $50,000 which matures on December 31, 2007 and bears interest at a rate of 8% per annum beginning on January 1, 2006.

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company could borrow funds under a credit line from its Chairman and Chief Executive Officer. On January 1, 2005 the Company owed $196,988 under the credit line. Borrowings under the agreement are unsecured, and bear interest at 10%. In June 2005, the agreement was amended to extend the maturity date to December 31, 2007 and to bear interest at a rate of 8% per annum effective January 1, 2006. There were no draws or repayments during the year ended December 31, 2005. During the year ended December 31, 2005 accrued interest on the loan was paid by the issuance of 112,571 shares of common stock at $0.35 per share. During the year ended December 31, 2006 there were no draws and $20,500 was repaid by the issuance of 68,333 shares of the Company's common stock at $0.30 per share. In addition, the maturity date on this note was extended to June 30, 2008.

Convertible Promissory Notes - On January 1, 2005 the Company held 10% convertible promissory notes with a face value of $552,400. In March 2005, $102,400 in principal and the accrued interest through December 31, 2004 was paid by the issuance of 489,294 shares of the Company's common stock at $0.35 per share. In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 with interest at 8% per annum beginning on January 1, 2006. In addition, the Company issued 771,429 shares at $0.35 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and $225,000 of principal. The principal balances on these notes after the issuance of the common stock was $225,000.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 1, 2006, 750,000 shares of the Company's common stock were issued at $0.30 per share to pay the principal balance on these notes of $225,000.

Series A and B Convertible Promissory Notes - On January 1, 2005 the Company held $356,800 in 10% convertible promissory notes that were due immediately. The notes were convertible at $0.35. In March 2005, principal of $47,800 and accrued interest through December 31, 2004 of $43,794 was paid through the issuance of 261,697 shares of the Company's common stock valued at $0.35 per share.

In June 2005, agreements were executed extending the maturity date on these notes to December 31, 2007 and bearing interest at 8% per annum beginning on January 1, 2006. In addition, the Company issued 529,714 shares at $0.35 per share of its common stock to the holders of the notes for payment of interest through December 31, 2005 and $154,500 of the principal balances. The principal balances on these notes after the issuance of the common stock was $154,500.

On December 1, 2006, 515,000 shares of the Company's common stock were issued at $0.30 per share to pay the principal balance on these notes of $154,500.

Deferred Revenue Promissory Notes - During 2000, Global formed WWW Global Interamericana, L.T.D.A., a Costa Rician corporation and began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse racing. During August 2002, the Company entered into royalty participation agreements whereby third party participants paid the Company $250,000 in exchange for a portion of future software licensing fees generated from Global Interamericana's technology.

Recognition of the $250,000 of revenue from the sale of the software to the participants was deferred pending completion of the Global technology software and initial utilization of software by casinos and Internet OTB sites in its modified form. During 2005 the Company converted this deferred revenue to a note payable and accrued interest at 10% from the date the funds were initially received. In June 2005, the Company paid $50,000 of principal plus all interest payable through December 31, 2005 by issuing 571,429 shares of common stock at $0.35 per share. In June 2005, the Company issued new notes to the parties totaling $200,000. The notes matured on December 31, 2007 and bore interest at a rate of 8% per annum beginning on January 1, 2006. On December 1, 2006, 666,667 shares of the Company's common stock were issued at $0.30 per share to pay the principal balance on these notes of $200,000.

Accrued Interest - On August 16, 2006, the Company issued 261,738 shares of common stock at $0.35 per share to pay interest due on all notes through December 31, 2006 in the amount of $91,608.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Notes payable are summarized as follows:

December 31                                                      2006        2005
------------------------------------------------------------  ----------  ----------
10% notes payable to related party, due on demand, unsecured  $   50,000  $  214,200
10% notes payable to shareholder, due on demand, unsecured        15,000      15,000
8-10% revolving credit loan, unsecured, due June 30, 2008        176,488     196,988
Promissory notes, unsecured, settled during 2006                    --       225,000
Deferred revenue promissory notes, settled during 2006              --       200,000
Series A and B promissory notes, settled during 2006                --       154,500
                                                              ----------  ----------
Total notes payable less unamortized discount                    241,488   1,005,688
Less: current portion                                             65,000     179,200
                                                              ----------  ----------
Long-Term Notes Payable                                       $  176,488  $  826,488
                                                              ==========  ==========

Future maturities of notes payable as of December 31, 2006 are as follows: 2007
- $65,000; 2008 - $176,488.

Accounts Payable - Related Party - During the year ended December 31, 2006, the Chairman and Chief Executive Officer provided the company with $46,560 to settle operational expenses. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.

NOTE 6 - STOCK OPTIONS

Non-Qualified Options - During 2005 the Company did not grant options for the purchase shares of common stock. During 2006 the Company granted 300,000 options for the purchase of common stock at $0.35 per share.

Qualified Options - During September 2000 the Board of Directors approved for submission to vote by the Company's shareholders, the 2000 Stock Option and Restricted Plan (the "Plan"). The Company's shareholders approved the Plan as of March 31, 2001. Under the terms of the Plan the Company reserved 750,000 shares of common stock for option and restricted stock grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible to participate in the Plan. On December 21, 2006, a Unanimous Written Consent of Shareholders was completed wherein, the majority of the shareholders of Global Pari-Mutuel Services, Inc., agreed to modify the Plan by increasing the number of options available for the purchase of common shares of the Company by 1,000,000 to 1,750,000.

During 2005 the Company did not grant options for the purchase of shares of common stock. During 2006 the Company granted 550,000 options for the purchase of common stock at $0.35 per share.

A summary of stock option activity for the years ended December 31, 2006 and 2005 is as follows:

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                     Weighted
                                                          Weighted   Average
                                                           Average  Fair Value
                                                          Exercise    at Date
                                                Options     Price    of Grant
                                                -------     -----     ------
Balance December 31, 2004                       235,700     $4.30     $4.30
   Cancelled                                    235,700     $4.30     $4.30
                                                -------     -----     ------
Balance December 31, 2005                          --        --         --
                                                -------     -----     ------
    Granted                                     850,000     $0.35     $0.185
                                                -------     -----     ------
Balance December 31, 2006                       850,000     $0.35     $0.185
                                                -------     -----     ------
Options exercisable at December 31, 2006        450,000     $0.35     $0.185


As of December 31, 2006, there was approximately $36,808 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 0.84 years. The aggregate intrinsic value of options expected to vest at December 31, 2006 was $0. The aggregate intrinsic value of options exercisable at December 31, 2006 was $0. The year end intrinsic value is based on a December 31, 2006 closing price of $0.29. The weighted average remaining contractual life of the options is 8.8 years.

NOTE 7 - COMMON STOCK

During the year ended December 31, 2005 the Company paid various liabilities through the issuance of common stock. As discussed in Note 5, a majority of the liabilities paid were for debt and accrued interest. The company additionally issued 581,856 shares of common stock at $0.35 per share for various accrued liabilities and accounts payable.

During the year ended December 31, 2005, the Company issued 200,000 shares of common stock at $0.35 per share for cash.

During the year ended December 31, 2005, the Company issued 5,700,000 shares of its common stock in April 2005 to the founders or RTC for $3,800 in cash and $199,200 of compensation expense, which equaled the effective fair value of RTC's stock on the date of grant of $0.04 per share.

During the year ended December 31, 2005 the Company agreed to issue 300,000 shares of its common stock at $0.23 per share. The Company received $35,000 in cash and a subscription receivable for $35,000. The Company received $35,000 in cash for the subscription receivable on January 17, 2006.

During the year ended December 31, 2006, the Company paid principal on notes and accrued interest through the issuance of 2,730,881 shares of common stock at $0.30 to $0.35 per share, as discussed in Note 5. The Company also issued 145,000 shares of common stock at $0.30 per share as a prepaid expense.

During the year ended December 31, 2006, the Company issued 500,000 shares of common stock at $0.20 per share for cash.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - SETTLEMENT AGREEMENT

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

A minimum third payment of $30,000 was due not later than March 15, 2006, less any previous payments made on a quarterly basis beginning November 1, 2005 at a rate of 16.67% of all royalty payments, fees, gross sales proceeds and rental amounts that the Company receives. The Company entered into a verbal agreement to extend the payment due date to January 5, 2007.

Mr. Egide, Mr. Isetta and Mr. Richardson personally guaranteed, jointly and severally, the payment of the first and second payments. During the year ended December 31, 2005, Mr. Egide loaned the Company $75,000 and Mr. Isetta loaned the Company $15,000 to make the first and second scheduled payments. In addition, Mr. Egide has pledged 3,007 shares of his personally owned CardSystems stock and 452,500 shares of his personally owned Big Water stock as additional security pursuant to the settlement agreement.

In January 2007 final payments were made on this settlement agreement. The remaining balance owed under the settlement of $29,321 as of December 31, 2006, was accounted for as accrued litigation settlement on the balance sheet.


NOTE 9 AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

Effective December 31, 2006, RTCN and RTC completed an Agreement with Global Financial Solutions Holdings, Ltd., an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands ("GFS") to transfer 50% of the outstanding common stock of RTC for the development, implementation and operation of a horse and dog racing hub in Antigua.

Under the terms of the agreement, (a) RTC issued to GFS a fifty percent (50%) ownership in RTC's outstanding common stock, (b) GFS committed to make payments on behalf of RTC for the purpose of developing, constructing, implementing and operating a central system horse and dog racing hub, (c) RTCN agreed to manage the business of RTC, and (d) RTCN and GFS, as the sole Shareholders of RTC, and subject to (c) above will make certain agreements regarding the operations and their ownership of RTC.

For consideration of receiving the RTC Shares, GFS has, as of December 31, 2006, provided an amount of the funds necessary for all expenses related to the initial development, which includes license fees, construction and implementation of the Hub Operation aggregating approximately $400,000, and will agree to continue to pay future Hub Implementation and Operational Expenses as described below.

Once the Hub Operation has been launched and is considered operational and profitable, all expenses necessary and related to the ongoing operation and management of the Hub Operation ("Hub Operational Expenses") shall be paid out

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


of the funds generated by the operation of the Hub Operation. The Hub Operational Expenses shall include all costs of operating and managing the Hub Operation. If the Hub Operation does not immediately generate sufficient funds to pay for the ongoing Hub Operational Expenses, GFS shall pay the expenses on the same basis and upon the same conditions as Hub Implementation Expenses until such time as the Hub Operation is profitable without reimbursement, or until April 30 2007, whichever occurs first.

Thereafter, any contributions needed for Hub Operational Expenses shall be paid by the Shareholders equally. If either Shareholder fails to make all or a part of any required contribution, at the option of the other Shareholder either (i) such other Shareholder shall make said payment or (ii) the Shareholder failing to make the contribution shall forfeit such portion of its stockholding in RTC as is proportionate to the amount of the failure and a figure equal to an overall capitalization of RTC of twice the aggregate amount paid by GFS for the RTC Shares (excluding amounts paid by it under this sentence).

Under the terms of the agreement GFS paid $400,000 of research and development expenses for RTC. The amount was treated as a minority interest in subsidiary as of December 31, 2006.

NOTE 10 SUBSEQUENT EVENTS (UNAUDITED)

Private Placement of Common Stock - In January and February 2007, 725,000 shares of common stock were issued for cash at $0.35 per share.