Form 10QSB
period 2007-03-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-05-15
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2007

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

[1] Yes   No X [2] Yes X  No

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of April 23, 2007.

Common Stock, $.001 par value 15,375,341 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                 Yes     No X


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2007
                                      INDEX
                                                                                 Page No.
                                                                                 --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)
            -- March 31, 2007 and December 31, 2006                                 1

          Condensed Consolidated Statements of Operations
            (Unaudited) - For the Three Ended March 31, 2007 and 2006 and
            For the Period from January 27, 1997  (Date of Inception) through
            March 31, 2007                                                          2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - For the Three Months Ended
            March 31, 2007 and 2006 and for the Period from January 27,
            1997 (Date of Inception) through March 31, 2007                         3

          Notes to Condensed Consolidated Financial Statements                      4

Item 2    Management's Discussion and Analysis or Plan of Operation                 6

Item 3    Controls and Procedures                                                   7

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                                          7

Signature Pages                                                                     8



                                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                                   (UNAUDITED)
                                                                                    March 31,     December 31,
                                                                                       2007          2006
                                                                                   -----------    -----------
                                                     ASSETS
Current Assets:
  Cash                                                                             $    11,846    $       519
  Accounts receivable                                                                    2,973           --
  Prepaid expenses                                                                      45,125         53,500
                                                                                   -----------    -----------
     Total Current Assets                                                               59,944         54,019
                                                                                   -----------    -----------
          Total Assets                                                             $    59,944    $    54,019
                                                                                   ===========    ===========

                                    LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                                 $    59,197    $   132,462
  Accounts payable related party                                                         8,157         46,560
  Accrued expenses                                                                      62,636         48,500
  Litigation settlement                                                                   --           29,321
  Notes payable, current portion                                                        65,000         65,000
                                                                                   -----------    -----------
    Total Current Liabilities                                                          194,990        321,843
Long-term notes payable, net of current portion                                        176,488        176,488
                                                                                   -----------    -----------
         Total Liabilities                                                             371,478        498,331
                                                                                   -----------    -----------
Minority Interest                                                                      438,405        400,000
                                                                                   -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                                     --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares; 15,300,341 and
     14,575,341 shares issued and outstanding, respectively                             15,300         14,575
  Additional paid in capital                                                         6,576,364      6,308,246
  Deficit accumulated during development stage                                      (7,341,603)    (7,167,133)
                                                                                   -----------    -----------
     Total Stockholders' Deficit                                                      (749,939)      (844,312)
                                                                                   -----------    -----------

Total Liabilities and Stockholders' Deficit                                        $    59,944    $    54,019
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


                         GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (UNAUDITED)

                                                                                    For The Period From
                                                            For the Three Months     January 27, 1997
                                                               Ended March 31,      (Date of Inception)
                                                        ----------------------------       through
                                                            2007            2006       March 31, 2007
                                                        ------------    ------------   --------------
Revenue                                                 $     14,165    $        767    $    249,464
Cost of revenue                                               12,640            --            40,227
                                                        ------------    ------------    ------------
Gross Profit                                                   1,525             767         209,237

General and administrative expense                          (222,859)        (86,794)     (3,589,125)
Research and development                                        --              --          (186,200)
Impairment of equipment and software                            --              --          (137,055)
Impairment of investment in securities                          --              --        (1,270,840)
Gain on sale of investments                                     --              --            32,857
Interest expense                                              (6,037)        (21,009)       (715,501)
Interest income                                                    7            --            81,886
                                                        ------------    ------------    ------------
Loss from Continuing Operations                             (227,364)       (107,036)     (5,574,741)
                                                        ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                            --              --        (1,390,390)
  Gain on sale of online casino Operations                      --              --           350,000
  Loss from payment processing  activities and ATM
      Debit card operations                                     --              --          (779,366)
                                                        ------------    ------------    ------------
Loss from Discontinued Operations                               --              --        (1,819,756)
                                                        ------------    ------------    ------------
  Net Loss before minority interest                     $   (227,364)   $   (107,036)   $ (7,394,497)
                                                        ============    ============    ============
  Minority interest share of net loss                         52,894            --            52,894
                                                        ============    ============    ============
  Net Loss                                              $   (174,470)   $   (107,036)   $ (7,341,603)
                                                        ============    ============    ============

Basic and Diluted Loss Per Share
    Continuing operations                               $      (0.01)   $      (0.01)
    Discontinued operations                             $       --              --
                                                        ------------    ------------
  Net Loss Per Share                                    $      (0.01)   $      (0.01)
                                                        ============    ============

Basic and Diluted Weighted-Average Shares Outstanding     15,004,835      11,199,460
                                                        ------------    ------------


 The accompanying notes are an integral part of these condensed consolidated financial statements.


                         GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Period
                                                                                      from January 27,
                                                                   For the             1997 (Date of
                                                              Three Months Ended         Inception)
                                                                   March 31,              Through
                                                          --------------------------      March 31,
                                                              2007           2006           2007
                                                          -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                  $  (174,470)   $  (107,036)   $(7,341,603)
Adjustments to reconcile net loss to net cash used by
   operating activities:
  Expenses paid by minority interest holders                   91,299           --          491,299
  Minority interest share of loss                             (52,894)          --          (52,894)
  Depreciation and amortization                                  --             --          118,170
  Provision for impairment of equipment                          --             --          137,055
  Amortization of imputed interest                               --             --          147,700
  Allowance against note receivable                              --             --           24,000
  Stock based compensation and interest                        15,093         21,999      1,022,634
  Gain on sale/disposition of investment                         --             --          (32,857)
  Gain on sale of discontinued operations                        --             --         (365,241)
  Provision for impairment of investments in securities          --             --        1,270,840
  Interest income converted to common stock of investee          --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                              --             --          (39,908)
    Accounts receivable                                        (2,973)          (254)        (3,140)
    Prepaid expenses                                            8,375           --           (1,625)
    Accounts payable and accrued expenses                    (126,853)         6,609        749,897
    Merchant settlements payable                                 --             --           82,058
    Other current liabilities                                    --             --            8,409
                                                          -----------    -----------    -----------
  Net Cash Used in Operating Activities                      (242,423)       (78,682)    (3,821,206)
                                                          -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                     --             --         (180,000)
Collections on notes receivable - related party                  --             --           78,017
Investments in securities                                        --             --       (1,255,000)
Proceeds from sale of investments                                --             --          170,000
Proceed from notes receivable                                    --             --          (24,000)
Proceeds from sale of investment to related party                --             --           50,000
Long-term deposits                                               --             --          (21,562)
Purchase of software and equipment                               --             --         (193,252)
                                                          -----------    -----------    -----------
  Net Cash Used in Investment Activities                         --             --       (1,375,797)
                                                          -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment,
  subsequently characterized as notes payable                    --             --          250,000
Proceeds from issuance of common stock                        253,750         35,000      3,660,391
Proceeds from stock options issued                               --             --           42,500
Proceeds from loans payable - related party                      --            6,000        107,700
Redemption of common stock                                       --             --         (402,500)
Proceeds from borrowings                                         --             --        1,736,890
Payments on loan payable - related party                         --             --          (18,500)
Payments of borrowings                                           --             --         (167,632)
                                                          -----------    -----------    -----------
  Net Cash Provided by Financing Activities                   253,750         41,000      5,208,849
                                                          -----------    -----------    -----------
Net Increase (Decrease) in Cash                                11,327        (37,682)        11,846
Cash - Beginning of Period                                        519         37,856           --
                                                          -----------    -----------    -----------
Cash - End of Period                                      $    11,846    $       174    $    11,846
                                                          ===========    ===========    ===========
Supplemental Cash Flow Information
    Cash Paid for Interest                                $      --      $      --
                                                          -----------    -----------

 The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The unaudited condensed financial statements of Global
Pari-mutuel Services, Inc. and subsidiaries have been prepared by management.
These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Global Pari-mutuel Services' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 17, 2007.

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Principles of Consolidation -- - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel
Services, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company generated $14,165 of revenue from continuing pari-mutuel software licensing operations during the three month period ended March 31, 2007, and only $249,464 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $7,341,603 and $174,470 during the three months ended March 31, 2007, respectively. The Company has used cash in operating activities since inception of $3,821,206. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- For the three months ended March 31, 2007, the
Company calculated compensation expense of $15,093 related to stock options and $21,999 for the three months ended March 31, 2006.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2007 there were 850,000 potentially issuable common shares all issuable for stock options, respectively. These options were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

Notes consisted of the following at March 31, 2007 and December 31, 2006:


                                                            March 31, 2007   December 31, 2006
                                                            --------------   -----------------

10% notes payable to related party, due on demand, unsecured   $ 50,000           $ 50,000
10% notes payable to shareholder, due on demand, unsecured       15,000             15,000
8-10% revolving credit loan, unsecured, due June 30, 2008       176,488            176,488
                                                               --------           --------
Total notes payable less unamortized discount                   241,488            241,488
Less:  current portion                                           65,000             65,000
                                                               --------           --------
Long-Term Notes Payable                                        $176,488           $176,488
                                                               ========           ========


Accounts Payable - Related Party - During the year ended December 31, 2006, the Chairman and Chief Executive Officer provided the company with $46,560 to settle operational expenses. During the three months ended March 31, 2007 the Company repaid $43,800 against the amount advanced in 2006 and borrowed an additional $5,397. The balance as of March 31, 2007 of $8,157 is due on demand, bears no interest, and is classified as accounts payable-related party.

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

In January 2007 the final payment of $29,321 was made on this settlement agreement.

NOTE 4 AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

Effective December 31, 2006, RTCN and RTC completed an Agreement with Global Financial Solutions Holdings, Ltd., an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands ("GFS") to transfer 50% of the outstanding common stock of RTC for the development, implementation and operation of a horse and dog racing hub in Antigua.

Under the terms of the agreement GFS paid $400,000 of expenses for RTC. The amount was treated as a minority interest in subsidiary as of December 31, 2006. During the three months ended March 31, 2007 GFS paid and additional $91,299 of expenses for RTC, this amount less GFS's share of the loss during the three months ended March 31, 2007 of $52,894 were added to the minority interest in RTC Antigua.

NOTE 5 - PRIVATE PLACEMENT

During the three months end March 31, 2007, 725,000 shares of common stock were issued for $253,750 in cash at $0.35 per share.

NOTE 6 -- STOCK OPTIONS

Non-Qualified Options - During the three months ended March 31, 2007, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the three months ended March 31, 2007, the Company did not grant options for the purchase shares of common stock. At March 31, 2007, there were 1,049,550 qualified options available for future grants under the Plan.

At March 31, 2007, there were 850,000 options outstanding at a price $0.35 per share. There were 600,000 options exercisable at an exercise price of $0.35 per share.

NOTE 7 - SUBSEQUENT EVENT

Private Placement - On April 10, 2007 in a private placement the Company issued 75,000 shares of its common stock to an unrelated party in exchange for $26,250 in cash.

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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $249,464 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $14,165 of revenue during the three month period ended March 31, 2007. Global Pari-mutuel has incurred losses through March 31, 2007 of $7,341,603, $174,470 during the three months ended March 31, 2007. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through March 31, 2007, Global Pari-mutuel has generated approximately $5,209,000 in net proceeds from private placement offerings and other financing activities. From inception through March 31, 2007, Global Pari-mutuel used cash in operating activities of approximately $3,821,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,376,000 in investment activities, including $1,085,000 invested in securities issued former strategic partners. As of March 31, 2007, our current assets and current liabilities were $59,944 and $194,990, respectively.

Starting in 2005 our management began to focus our principal business activities only on providing services designed to facilitate pari-mutuel wagering over the Internet. Although there was a test launch of the pari-mutuel business in October 2002, there is no assurance we will be able to conduct the business on a commercially feasible basis.

Global Pari-mutuel's working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for its products and services, and the amounts Global Pari-mutuel needs to invest in strategic relationships. Management anticipates that any significant changes in the number of employees for 2007 would stem only from the demonstrated commercial viability of Global Pari-mutuel's core business activities. During the next twelve months, Global Pari-mutuel does not expect to spend any significant amounts for research and development or plant and equipment.

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


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------
                                   Registrant

Date:  May 11, 2007                    By: /S/ James A. Egide
       ------------                        --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date:  May 11, 2007                    By: /S/ Michael D. Bard
       ------------                        ---------------------
                                           (Principal Financial and Accounting
                                           Officer)