Form 10QSB
period 2007-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-08-09
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

          [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of August 7, 2007.

Common Stock, $.001 par value 15,375,341 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                    Yes No X
                                    --------

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2007
                                      INDEX

                                                                        Page No.
                                                                        --------

PART I      Financial Information

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited)  -- June 30,
              2007 and December 31, 2006                                       1

            Condensed Consolidated Statements of Operations
              (Unaudited) - For the Three and Six Months Ended June 30, 2007
              and 2006 and For the Period from January 27, 1997  (Date of
              Inception) through June 30, 2007                                 2

            Condensed Consolidated Statements of Cash Flows
              (Unaudited) - For the Six Months Ended  June 30, 2007 and 2006
              and for the Period from January 27,
              1997 (Date of Inception) through June 30, 2007                   3

            Notes to Condensed Consolidated Financial Statements               4

Item 2      Management's Discussion and Analysis or Plan of Operation          7

Item 3      Controls and Procedures                                            8

PART II     Other Information

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds        9

Item 6      Exhibits and Reports on Form 8-K                                   9

Signature Pages                                                                9


                                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                         GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                    (A Development Stage Company)
                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                               June 30,     December 31,
                                                                                 2007           2006
                                                                             -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                                       $     4,085    $       519
  Prepaid expenses                                                                32,750         53,500
                                                                             -----------    -----------
     Total Current Assets                                                         36,835         54,019
                                                                             -----------    -----------

          Total Assets                                                       $    36,835    $    54,019
                                                                             ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                           $   101,055    $   132,462
  Accounts payable related party                                                  42,788         46,560
  Accrued expenses                                                                36,743         48,500
  Litigation settlement                                                             --           29,321
  Notes payable, current portion                                                 305,091         65,000
                                                                             -----------    -----------
    Total Current Liabilities                                                    485,677        321,843
Long-term notes payable, net of current portion                                     --          176,488
                                                                             -----------    -----------
         Total Liabilities                                                       485,677        498,331
                                                                             -----------    -----------
Minority Interest                                                                452,954        400,000
                                                                             -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                               --             --
  Common stock - $0.001 par value; authorized 25,000,000 shares;
     15,375,341 and 14,575,341 shares issued and outstanding, respectively        15,375         14,575
  Additional paid in capital                                                   7,179,080      6,308,246
  Deficit accumulated during development stage                                (8,096,251)    (7,167,133)
                                                                             -----------    -----------
     Total Stockholders' Deficit                                                (901,796)      (844,312)
                                                                             -----------    -----------

Total Liabilities and Stockholders' Deficit                                  $    36,835    $    54,019
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


                                 GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                                           For The Period From
                                                                                                             January 27, 1997
                                                                                                                (Date of
                                                   For the Three Months             For the Six Months          Inception)
                                                      Ended June 30,                  Ended June 30,             through
                                               ----------------------------    ----------------------------      June 30,
                                                   2007            2006            2007            2006            2007
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $      4,941    $       --      $     19,106    $        767    $    254,405
Cost of revenue                                       4,417            --            17,057            --            44,644
                                               ------------    ------------    ------------    ------------    ------------
Gross profit                                            524            --             2,049             767         209,761
General and administrative expense                 (789,365)        (43,865)       (998,724)       (130,659)     (4,364,990)
Research and development                            (35,142)           --           (48,642)           --          (234,842)
Impairment of equipment and software                   --              --              --              --          (137,055)
Impairment of investment in securities                 --              --              --              --        (1,270,840)
Gain on sale of investments                            --              --              --              --            32,857
Interest expense                                     (6,567)        (21,079)        (12,604)        (42,088)       (722,068)
Interest income                                          10            --                17            --            81,896
                                               ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                    (830,540)        (64,944)     (1,057,904)       (171,980)     (6,405,281)
                                               ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                   --              --              --              --        (1,390,390)
  Gain on sale of online casino operations             --              --              --              --           350,000
  Loss from payment processing
    activities and ATM debit card operations           --              --              --              --          (779,366)
                                               ------------    ------------    ------------    ------------    ------------

Loss from Discontinued Operations                      --              --              --              --        (1,819,756)
                                               ------------    ------------    ------------    ------------    ------------
Net loss before minority interest                  (830,540)        (64,944)     (1,057,904)       (171,980)     (8,225,037)
                                               ------------    ------------    ------------    ------------    ------------
Minority interest share of net loss                  75,892            --           128,786            --           128,786
                                               ------------    ------------    ------------    ------------    ------------
Net Loss                                       $   (754,648)   $    (64,944)   $   (929,118)   $   (171,980)   $ (8,096,251)
                                               ============    ============    ============    ============    ============

Basic and Diluted Loss Per Share
  Continuing operations                        $      (0.05)   $      (0.01)   $      (0.06)   $      (0.02)
  Discontinued operations                             (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------
  Net Loss                                     $      (0.05)   $      (0.01)   $      (0.06)   $      (0.02)
                                               ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares
Outstanding                                      15,367,841      11,549,460      15,187,980      11,374,460
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


                      GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                 (A Development Stage Company)
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Period
                                                                                from January 27,
                                                                                 1997 (Date of
                                                     For the Six Months Ended      Inception)
                                                             June 30,               Through
                                                    --------------------------      June 30,
                                                        2007           2006           2007
                                                    -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                            $  (929,118)   $  (171,980)   $(8,096,251)
Adjustments to reconcile net loss to net cash
     used by operating activities:
  Expenses paid by minority interest holders            181,740           --          581,740
  Minority interest share of loss                      (128,786)          --         (128,786)
  Depreciation and amortization                            --             --          118,170
  Provision for impairment of equipment                    --             --          137,055
  Amortization of imputed interest                         --             --          147,700
  Allowance against note receivable                        --             --           24,000
  Stock based compensation and interest                 591,634         26,791      1,599,175
  Gain on sale/disposition of investment                   --             --          (32,857)
  Gain on sale of discontinued operations                  --             --         (365,241)
  Provision for impairment of investments in
     securities                                            --             --        1,270,840
  Interest income converted to common stock of
     investee                                              --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                        --             --          (39,908)
    Accounts receivable                                    --              513           (167)
    Subscription receivable                                --           35,000           --
    Prepaid expenses                                     20,750           --           10,750
    Accounts payable and accrued expenses               (12,654)       (17,900)       864,096
    Merchant settlements payable                           --             --           82,058
    Other current liabilities                              --             --            8,409
                                                    -----------    -----------    -----------
  Net Cash Used in Operating Activities                (276,434)      (127,576)    (3,855,217)
                                                    -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party               --             --         (180,000)
Collections on notes receivable - related party            --             --           78,017
Investments in securities                                  --             --       (1,255,000)
Proceeds from sale of investments                          --             --          170,000
Proceed from notes receivable                              --             --          (24,000)
Proceeds from sale of investment to related party          --             --           50,000
Long-term deposits                                         --             --          (21,562)
Purchase of software and equipment                         --             --         (193,252)
                                                    -----------    -----------    -----------
  Net Cash Used in Investment Activities                   --             --       (1,375,797)
                                                    -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment,
subsequently characterized as notes payable                --             --          250,000
Proceeds from issuance of common stock                  280,000        100,000      3,686,641
Proceeds from stock options issued                         --             --           42,500
Proceeds from loans payable - related party                --             --          107,700
Redemption of common stock                                 --             --         (402,500)
Proceeds from borrowings                                   --             --        1,736,890
Payments on loan payable - related party                   --             --          (18,500)
Payments of borrowings                                     --             --         (167,632)
                                                    -----------    -----------    -----------
  Net Cash Provided by Financing Activities             280,000        100,000      5,235,099
                                                    -----------    -----------    -----------
Net Increase (Decrease) in Cash                           3,566        (27,576)         4,085
Cash - Beginning of Period                                  519         37,856           --
                                                    -----------    -----------    -----------
Cash - End of Period                                $     4,085    $    10,280    $     4,085

Supplemental Cash Flow Information
    Cash Paid for Interest                          $      --      $      --
                                                    -----------    -----------
     Notes payable issued to pay accrued expenses   $    63,603    $      --
                                                    -----------    -----------

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

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Principles of Consolidation -- - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company generated $19,106 of revenue from continuing pari-mutuel hub operations during the six month period ended June 30, 2007, and only $254,405 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $8,096,251 and $929,118 during the six months ended June 30, 2007, respectively. The Company has used cash in operating activities since inception of $3,855,217. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- For the three and six months ended June 30, 2007, the Company calculated compensation expense of $576,541 and $591,634, respectively related to stock options and $4,792 and $26,791 for the three and six months ended June 30, 2006, respectively.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2007 there were 1,900,000 potentially issuable common shares all issuable for stock options. These options were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

Notes consisted of the following at June 30, 2007 and December 31, 2006:

                                                               March 31, 2007     December 31, 2006
                                                               --------------     -----------------

10% notes payable to related party, due on demand, unsecured      $ 50,000             $ 50,000
10% notes payable to shareholder, due on demand, unsecured          15,000               15,000
10% notes payable to related party, due on June 30, 2008           240,091                 --
8-10% revolving credit loan, unsecured, transferred to related
  party note payable during 2007                                      --                176,488
                                                                  --------             --------
Total notes payable less unamortized discount                      305,091              241,488
Less:  current portion                                             305,091               65,000
                                                                  --------             --------
Long-Term Notes Payable                                           $   --               $176,488
                                                                  ========             ========


Note Payable - Related Party - On June 1, 2007 the Company issued a note for $240,091 to the Chairman and Chief Executive Officer to replace the revolving line of credit of $176,488, accrued interest of $7,354 due on the line of credit and $56,250 for accrued and unpaid compensation due through June 1, 2007. This note bears interest at the rate of 10% per annum and is due on June 30, 2008.

Accounts Payable - Related Party - During the year ended December 31, 2006, the Chairman and Chief Executive Officer provided the company with $46,560 to settle operational expenses. During the six months ended June 30, 2007 the Company repaid $43,800 against the amounts advanced and borrowed an additional $40,028. The balance as of June 30, 2007 of $42,788 is due on demand, bears no interest, and is classified as accounts payable-related party.

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

Under the terms of the agreement GFS paid $400,000 of expenses for RTC. The amount was treated as a minority interest in subsidiary as of December 31, 2006. During the six months ended June 30, 2007 GFS paid and additional $181,740 of expenses for RTC, this amount less GFS's share of the loss during the six months ended June 30, 2007 of $128,786 were added to the minority interest in RTC Antigua.

NOTE 5 - PRIVATE PLACEMENT

During the six months end June 30, 2007, 800,000 shares of common stock were issued for $280,000 in cash at $0.35 per share.

On June 22, 2007 the Board of Directors authorized the issuance of up to 1,000,000 additional shares of its common stock at $0.60 per share.

NOTE 6 -- STOCK OPTIONS

Non-Qualified Options - During the three and six months ended June 30, 2007, the Company granted 1,050,000 options for the purchase shares of common stock at prices per share between $0.35 and $0.60 per share. During the three and six months ended June 30, 2006, the Company granted 300,000 options for the purchase of share of common stock at $0.35 per share.

At June 30, 2007, 1,350,000 non-qualified options were outstanding at prices per share between $0.35 and $0.60 per share. At June 30, 2007, 1,200,500 non-qualified options were exercisable at exercise process between $0.35 and $0.60 per share.

Qualified Options - During the three and six months ended June 30, 2007, the Company did not grant options for the purchase shares of common stock. At June 30, 2007, there were 1,049,550 qualified options available for future grants under the Plan.

At June 30, 2007, there were 550,000 qualified options outstanding at a price $0.35 per share. There were 450,000 qualified options exercisable at an exercise price of $0.35 per share.


The Company accounts for stock-based awards under Statement of Financial Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective transition method, which requires measurement and recognition over the service period for all stock-based payments that are expected to vest based on the grant-date fair value.

Vesting requirements for awards under this plan vary by individual grant and are time-based. The options granted have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average estimated fair values of stock options granted as well as the weighted average assumptions used in calculating these values during six month periods ended June 30, 2007 and 2006, are:

                                           2007            2006
                                           ----            ----
         Estimated values                 $0.65           $0.16
         Dividend yield                    0.0%            0.0%
         Expected Volatility               258%            265%
         Risk-free interest rate           5.0%            4.7%
         Expected term (years)              10              10

Expected volatility is based on historical volatility of the Company's common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summary presents information regarding outstanding options as of June 30, 2007, and changes during the six-month period then ended with regard to all options:

                                                   Weighted      Weighted
                                      Shares       Average        Average
                                       under       Exercise      Remaining         Aggregate
                                      Option        Price      Contract Term    Intrinsic Value
                                     ---------     -------     -------------    ---------------
  Outstanding at December 31, 2006     850,000     $  0.35
  Granted                            1,050,000     $  0.55
                                     ---------
  Outstanding at June 30, 2007       1,900,000     $  0.46      9.09 Years         $ 355,000
                                     =========                                     =========
  Exercisable at June 30, 2007       1,551,000     $  0.48                         $ 270,300
                                     =========                                     =========


Total share-based payment expense was included as part of general and administrative expense and was $554,899 and $569,992 for the three and six month periods ended June 30, 2007, respectively and $21,642 was included as part of research and development expense for the three and six months ended June 30, 2007. As of June 30, 2007 there was approximately $126,973 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.04 years.


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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $254,405 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $4,941 and $19,106 of revenue during the three and six month periods ended June 30, 2007. Global Pari-mutuel has incurred losses through June 30, 2007 of $754,648 and $929,118 during the three and six months ended June 30, 2007. Of the losses incurred $576,541 and $591,634 stem from non-cash stock based compensation. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through June 30, 2007, Global Pari-mutuel has generated approximately $5,235,000 in net proceeds from private placement offerings and other financing activities. From inception through June 30, 2007, Global Pari-mutuel used cash in operating activities of approximately $3,855,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,376,000 in investment activities, including $1,085,000 invested in securities issued to former strategic partners. As of June 30, 2007, our current assets and current liabilities were $36,835 and $485,677, respectively.

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

                           PART II--OTHER INFORMATION

ITEM 2 - UNREGISTERD SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 10, 2007, the Company sold 75,000 shares of its common stock at $0.35 per share for total cash proceeds of $26,250. Proceeds from the sale of these shares were used for working capital purposes.

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

    99.1 Form 8-K, filed July 16, 2007 - Material Definitive Agreement with SOL Mutuel, Ltd.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant


   Date:  August 7, 2007               By: /S/ James A. Egide
          --------------                   --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

   Date:  August 7, 2007               By: /S/ Michael D. Bard
          --------------                   ---------------------
                                           (Principal Financial and Accounting
                                           Officer)