Form 10QSB/A
period 2007-03-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-08-27
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB/A
                                 (Amendment #1)

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

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past
90 days.                                                          Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of April 23, 2007.

Common Stock, $.001 par value 15,375,341 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                 Yes [ ] No [X]

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to our Quarterly Report on Form 10-QSB is being filed to correct the cover page disclosure with regard to reports required to be filed by
Section 13 or 15(d) of the Exchange act and to include the following on the cover page" "Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X"

This Amendment No. 1 to Annual Report on Form 10-QSB does not reflect events occurring after the May 11, 2007 filing of our original annual Report on Form 10-QSB in any way, except to reflect the changes discussed in the amendment

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                                 MARCH 31, 2007
                                      INDEX
                                                                        Page No.
                                                                        --------
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


                        GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       For the Period
                                                                                       from January 27,
                                                                                        1997 (Date of
                                                          For the Three Months Ended     Inception)
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

NOTE 4 - AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

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

                                       5

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


                           PART II--OTHER INFORMATION
ITEM 6 - Exhibits

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


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant

Date: August 24, 2007                 By: /S/ James A. Egide
      ---------------                     --------------------
                                          James A. Egide
                                          Chairman of the Board Directors
                                          (Principal Executive Officer)

Date: August 24, 2007                 By: /S/ Michael D. Bard
      ---------------                     ---------------------
                                          (Principal Financial and Accounting
                                          Officer)