Form 10QSB/A
period 2007-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-08-27
CIK 1137417

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

                                EXPLANATORY NOTE
                                ----------------

This Amendment No. 1 to our Quarterly Report on Form 10-QSB is being filed to correct the cover page disclosure with regard to reports required to be filed by
Section 13 or 15(d) of the Exchange act and to include the following on the cover page" "Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X"

This Amendment No. 1 to Annual Report on Form 10-QSB does not reflect events occurring after the August7, 2007 filing of our original annual Report on Form 10-QSB in any way, except to reflect the changes discussed in the amendment

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                   FORM 10-QSB
                                  JUNE 30, 2007
                                      INDEX
                                                                        Page No.
                                                                        --------
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


                                     GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)



                                                                                                            For The Period From
                                                   For the Three Months            For the Six Months        January 27, 1997
                                                      Ended June 30,                  Ended June 30,        (Date of Inception)
                                               ----------------------------    ----------------------------   through June 30,
                                                   2007            2006            2007            2006             2007
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $      4,941    $       --      $     19,106    $        767    $    254,405
Cost of revenue                                       4,417            --            17,057            --            44,644
                                               ------------    ------------    ------------    ------------    ------------
Gross profit                                            524            --             2,049             767         209,761

General and administrative expense                 (789,365)        (43,865)       (998,724)       (130,659)     (4,364,990)
Research and development                            (35,142)           --           (48,642)           --          (234,842)
Impairment of equipment and software                   --              --              --              --          (137,055)
Impairment of investment in securities                 --              --              --              --        (1,270,840)
Gain on sale of investments                            --              --              --              --            32,857
Interest expense                                     (6,567)        (21,079)        (12,604)        (42,088)       (722,068)
Interest income                                          10            --                17            --            81,896
                                               ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                    (830,540)        (64,944)     (1,057,904)       (171,980)     (6,405,281)
                                               ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                   --              --              --              --        (1,390,390)
  Gain on sale of online casino operations             --              --              --              --           350,000
  Loss from payment processing
    activities and ATM debit card operations           --              --              --              --          (779,366)
                                               ------------    ------------    ------------    ------------    ------------

Loss from Discontinued Operations                      --              --              --              --        (1,819,756)
                                               ------------    ------------    ------------    ------------    ------------
Net loss before minority interest                  (830,540)        (64,944)     (1,057,904)       (171,980)     (8,225,037)
                                               ============    ============    ============    ============    ============
Minority interest share of net loss                  75,892            --           128,786            --           128,786
                                               ============    ============    ============    ============    ============
Net Loss                                       $   (754,648)   $    (64,944)   $   (929,118)   $   (171,980)     (8,096,251)
                                               ============    ============    ============    ============    ============

Basic and Diluted Loss Per Share
  Continuing operations                        $      (0.05)   $      (0.01)   $      (0.06)   $      (0.02)
  Discontinued operations                             (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------
  Net Loss                                     $      (0.05)   $      (0.01)   $      (0.06)   $      (0.02)
                                               ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares
Outstanding                                      15,367,841      11,549,460      15,187,980      11,374,460
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


                        GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         For the Period
                                                                                        from January 27,
                                                             For the Six Months Ended    1997 (Date of
                                                                     June 30,          Inception) Through
                                                                     --------               June 30,
                                                                2007           2006           2007
                                                            -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                    $  (929,118)   $  (171,980)   $(8,096,251)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Expenses paid by minority interest holders                    181,740           --          581,740
  Minority interest share of loss                              (128,786)          --         (128,786)
  Depreciation and amortization                                    --             --          118,170
  Provision for impairment of equipment                            --             --          137,055
  Amortization of imputed interest                                 --             --          147,700
  Allowance against note receivable                                --             --           24,000
  Stock based compensation and interest                         591,634         26,791      1,599,175
  Gain on sale/disposition of investment                           --             --          (32,857)
  Gain on sale of discontinued operations                          --             --         (365,241)
  Provision for impairment of investments in securities            --             --        1,270,840
  Interest income converted to common stock of investee            --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                                --             --          (39,908)
    Accounts receivable                                            --              513           (167)
    Subscription receivable                                        --           35,000           --
    Prepaid expenses                                             20,750           --           10,750
    Accounts payable and accrued expenses                       (12,654)       (17,900)       864,096
    Merchant settlements payable                                   --             --           82,058
    Other current liabilities                                      --             --            8,409
                                                            -----------    -----------    -----------
  Net Cash Used in Operating Activities                        (276,434)      (127,576)    (3,855,217)
                                                            -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                       --             --         (180,000)
Collections on notes receivable - related party                    --             --           78,017
Investments in securities                                          --             --       (1,255,000)
Proceeds from sale of investments                                  --             --          170,000
Proceed from notes receivable                                      --             --          (24,000)
Proceeds from sale of investment to related party                  --             --           50,000
Long-term deposits                                                 --             --          (21,562)
Purchase of software and equipment                                 --             --         (193,252)
                                                            -----------    -----------    -----------
  Net Cash Used in Investment Activities                           --             --       (1,375,797)
                                                            -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment,
subsequently characterized as notes payable                        --             --          250,000
Proceeds from issuance of common stock                          280,000        100,000      3,686,641
Proceeds from stock options issued                                 --             --           42,500
Proceeds from loans payable - related party                        --             --          107,700
Redemption of common stock                                         --             --         (402,500)
Proceeds from borrowings                                           --             --        1,736,890
Payments on loan payable - related party                           --             --          (18,500)
Payments of borrowings                                             --             --         (167,632)
                                                            -----------    -----------    -----------
  Net Cash Provided by Financing Activities                     280,000        100,000      5,235,099
                                                            -----------    -----------    -----------
Net Increase (Decrease) in Cash                                   3,566        (27,576)         4,085
Cash - Beginning of Period                                          519         37,856           --
                                                            -----------    -----------    -----------
Cash - End of Period                                        $     4,085    $    10,280    $     4,085
                                                            ===========    ===========

Supplemental Cash Flow Information
    Cash Paid for Interest                                  $      --      $      --
                                                            -----------    -----------
     Notes payable issued to pay accrued expenses           $    63,603    $      --
                                                            -----------    -----------

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


NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

Notes consisted of the following at June 30, 2007 and December 31, 2006:

                                                              March 31, 2007   December 31, 2006
                                                              --------------   -----------------
10% notes payable to related party, due on demand, unsecured     $ 50,000           $ 50,000
10% notes payable to shareholder, due on demand, unsecured         15,000
                                                                                      15,000
10% notes payable to related party, due on June 30, 2008          240,091
                                                                                    --------
8-10% revolving credit loan, unsecured, transferred to related
  party note payable during 2007                                     --              176,488

                                                                 --------           --------
Total notes payable less unamortized discount                     305,091            241,488
Less:  current portion                                            305,091             65,000
                                                                 --------           --------
Long-Term Notes Payable                                          $   --             $176,488
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

NOTE 6 - STOCK OPTIONS

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


The following summary presents information regarding outstanding options as of June 30, 2007, and changes during the six-month period then ended with regard to all options:

                                                  Weighted     Weighted
                                       Shares      Average      Average
                                       under      Exercise     Remaining        Aggregate
                                       Option      Price     Contract Term   Intrinsic Value
                                     ----------   --------   -------------   ---------------
  Outstanding at December 31, 2006      850,000   $  0.35
  Granted                             1,050,000   $  0.55
                                     ----------
  Outstanding at June 30, 2007        1,900,000   $  0.46      9.09 Years       $ 355,000
                                     ==========                                 =========
  Exercisable at June 30, 2007        1,551,000   $  0.48                       $ 270,300
                                     ==========                                 =========


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

Due to operating losses and negative cash flows from operating activities during the development stage, our auditors have stated they believe there is substantial doubt about Global Pari-mutuel's ability to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations,

                                       7

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