Form 10QSB
period 2007-09-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2007-11-13
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 2007.

Common Stock, $.001 par value 15,375,341 (Class) (Number of shares)

           Transitional Small Business Format Disclosure (check one):
                                 Yes [ ] No [X]


                             GLOBAL PARI-MUTUEL SERVICES, INC.
                                        FORM 10-QSB
                                    SEPTEMBER 30, 2007
                                           INDEX
                                                                                   Page No.
                                                                                   --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited)  --
            September 30, 2007 and December 31, 2006                                   1

          Condensed Consolidated Statements of Operations (Unaudited) -
            For the Three and Nine Months Ended September 30, 2007 and 2006
            and For the Period from January 27, 1997 (Date of Inception)
            through September 30, 2007                                                 2

          Condensed Consolidated Statements of Cash Flows (Unaudited) -
            For the Nine Months Ended September 30, 2007 and 2006 and for
            the Period from January 27, 1997 (Date of Inception) through
            September 30, 2007                                                         3

          Notes to Condensed Consolidated Financial Statements                         4

Item 2    Management's Discussion and Analysis or Plan of Operation                    8

Item 3    Controls and Procedures                                                      9

PART II   Other Information

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds                  10

Item 6    Exhibits and Reports on Form 8-K                                             10

Signature Pages                                                                        10





                                   PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                          GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                     (A Development Stage Company)
                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                            September 30,   December 31,
                                                                                 2007           2006
                                                                             -----------    -----------
                                        ASSETS
Current Assets:
  Cash                                                                       $     5,439    $       519
  Accounts receivable                                                             22,209           --
  Prepaid expenses                                                                19,375         53,500
                                                                             -----------    -----------
     Total Current Assets                                                         47,023         54,019

                                                                             -----------    -----------
          Total Assets                                                       $    47,023    $    54,019
                                                                             ===========    ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                           $   109,854    $   132,462
  Accounts payable related party                                                 165,731         46,560
  Accrued expenses                                                                 7,117         48,500
  Litigation settlement                                                             --           29,321
  Notes payable, current portion                                                  65,000         65,000
                                                                             -----------    -----------
    Total Current Liabilities                                                    347,702        321,843
Long-term notes payable, net of current portion                                  348,094        176,488
                                                                             -----------    -----------
         Total Liabilities                                                       695,796        498,331
                                                                             -----------    -----------
Minority Interest                                                                459,043        400,000
                                                                             -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                               --             --
  Common stock - $0.001 par value; authorized 25,000,000 shares;
     15,375,341 and 14,575,341 shares issued and outstanding, respectively        15,375         14,575
  Additional paid in capital                                                   7,218,869      6,308,246
  Deficit accumulated during development stage                                (8,342,060)    (7,167,133)
                                                                             -----------    -----------
     Total Stockholders' Deficit                                              (1,107,816)      (844,312)
                                                                             -----------    -----------

Total Liabilities and Stockholders' Deficit                                  $    47,023    $    54,019
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


                                    GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (UNAUDITED)


                                                                                                            For The Period From
                                                    For the Three Months            For the Nine Months      January 27, 1997
                                                    Ended September 30,             Ended September 30,     (Date of Inception)
                                               ----------------------------    ----------------------------  through September
                                                   2007            2006            2007            2006          30, 2007
                                               ------------    ------------    ------------    ------------    ------------
Revenue                                        $     24,070    $       --      $     43,176    $        767    $    278,475
Cost of revenue                                      18,455            --            35,512            --            63,099
                                               ------------    ------------    ------------    ------------    ------------
Gross profit                                          5,615            --             7,664             767         215,376

General and administrative expense                 (307,628)        (75,060)     (1,306,352)       (205,719)     (4,672,618)
Research and development                            (37,923)           --           (86,565)           --          (272,765)
Impairment of equipment and software                   --              --              --              --          (137,055)
Impairment of investment in securities                 --              --              --              --        (1,270,840)
Gain on sale of investments                            --              --              --              --            32,857
Interest expense                                     (7,628)        (21,007)        (20,232)        (63,095)       (729,696)
Interest income                                           5            --                22            --            81,901
                                               ------------    ------------    ------------    ------------    ------------
Loss from Continuing Operations                    (347,559)        (96,067)     (1,405,463)       (268,047)     (6,752,840)
                                               ------------    ------------    ------------    ------------    ------------

Discontinued Operations:
  Loss from online casino operations                   --              --              --              --        (1,390,390)
  Gain on sale of online casino operations             --              --              --              --           350,000
  Loss from payment processing
    activities and ATM debit card operations           --              --              --              --          (779,366)
                                               ------------    ------------    ------------    ------------    ------------

Loss from Discontinued Operations                      --              --              --              --        (1,819,756)
                                               ------------    ------------    ------------    ------------    ------------
Net loss before minority interest                  (347,559)        (96,067)     (1,405,463)       (268,047)     (8,572,596)
                                               ------------    ------------    ------------    ------------    ------------
Minority interest share of net loss                 101,750            --           230,536            --           230,536
                                               ------------    ------------    ------------    ------------    ------------
Net Loss                                       $   (245,809)   $    (96,067)   $ (1,174,927)   $   (268,047)   $ (8,342,060)
                                               ============    ============    ============    ============    ============

Basic and Diluted Loss Per Share
  Continuing operations                        $      (0.02)   $      (0.01)   $      (0.08)   $      (0.02)
  Discontinued operations                             (0.00)          (0.00)          (0.00)          (0.00)
                                               ------------    ------------    ------------    ------------
  Net Loss                                     $      (0.02)   $      (0.01)   $      (0.08)   $      (0.02)
                                               ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares
Outstanding                                      15,375,341      12,060,885      15,251,352      11,605,304
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


                        GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   (A Development Stage Company)
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Period
                                                                                      from January 27,
                                                          For the Nine Months Ended    1997 (Date of
                                                                September 30,        Inception) Through
                                                          --------------------------   September 30,
                                                             2007           2006           2007
                                                          -----------    -----------    -----------
Cash Flows from Operating Activities
Net loss                                                  $(1,174,927)   $  (268,047)   $(8,342,060)
Adjustments to reconcile net loss to net cash
   used by operating activities:
  Expenses paid by minority interest holders                  289,579           --          689,579
  Minority interest share of loss                            (230,536)          --         (230,536)
  Depreciation and amortization                                  --             --          118,170
  Provision for impairment of equipment                          --             --          137,055
  Amortization of imputed interest                               --             --          147,700
  Allowance against note receivable                              --             --           24,000
  Stock based compensation and interest                       631,423         84,346      1,638,964
  Gain on sale/disposition of investment                         --             --          (32,857)
  Gain on sale of discontinued operations                        --             --         (365,241)
  Provision for impairment of investments in securities          --             --        1,270,840
  Interest income converted to common stock of investee          --             --          (36,000)
  Change in operating assets and liabilities:
    Restricted cash                                              --             --          (39,908)
    Accounts receivable                                       (22,209)           513        (22,376)
    Subscription receivable                                      --             --             --
    Prepaid expenses                                           34,125           --           24,125
    Accounts payable and accrued expenses                      93,065         10,490        969,815
    Merchant settlements payable                                 --             --           82,058
    Other current liabilities                                    --             --            8,409
                                                          -----------    -----------    -----------
  Net Cash Used in Operating Activities                      (379,480)      (172,698)    (3,958,263)
                                                          -----------    -----------    -----------
Cash Flows from Investing Activities
Issuance of notes receivable - related party                     --             --         (180,000)
Collections on notes receivable - related party                  --             --           78,017
Investments in securities                                        --             --       (1,255,000)
Proceeds from sale of investments                                --             --          170,000
Proceed from notes receivable                                    --             --          (24,000)
Proceeds from sale of investment to related party                --             --           50,000
Long-term deposits                                               --             --          (21,562)
Purchase of software and equipment                               --             --         (193,252)
                                                          -----------    -----------    -----------
  Net Cash Used in Investment Activities                         --             --       (1,375,797)
                                                          -----------    -----------    -----------
Cash Flows from Financing Activities
Proceeds from deferred royalty payment, subsequently
  characterized as notes payable                                 --             --          250,000
Proceeds from issuance of common stock                        280,000        135,000      3,686,641
Proceeds from stock options issued                               --             --           42,500
Proceeds from loans payable - related party                   133,800           --          241,500
Redemption of common stock                                       --             --         (402,500)
Proceeds from borrowings                                       50,000          6,000      1,786,890
Payments on loan payable - related party                         --             --          (18,500)
Payments of borrowings                                        (79,400)        (6,000)      (247,032)
                                                          -----------    -----------    -----------
  Net Cash Provided by Financing Activities                   384,400        135,000      5,339,499
                                                          -----------    -----------    -----------
Net Increase (Decrease) in Cash                                 4,920        (37,698)         5,439
Cash - Beginning of Period                                        519         37,856           --
                                                          -----------    -----------    -----------
Cash - End of Period                                      $     5,439    $       158    $     5,439
                                                          ===========    ===========    ===========

Supplemental Cash Flow Information
    Cash Paid for Interest                                $      --      $      --
                                                          -----------    -----------
    Accrued interest and notes payable converted to
      common stock                                        $      --      $   255,808
                                                          -----------    -----------
     Notes payable issued to pay accrued expenses         $   116,606    $      --
                                                          -----------    -----------


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

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending
December 31, 2007.

Principles of Consolidation -- The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel
Services, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company generated $43,176 of revenue from continuing pari-mutuel hub operations during the nine month period ended
September 30, 2007, and only $278,475 since inception of its continuing operations. Additionally, it has accumulated losses since inception of $8,342,060 and $1,174,927 during the nine months ended September 30, 2007, respectively. The Company has used cash in operating activities since inception of $3,958,263. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to generate sufficient revenue and cash flows to meet its obligations, to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's pari-mutuel software licensing business to permit the Company to generate sufficient income and cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- For the three and nine months ended September 30, 2007, the Company calculated compensation expense of $39,789 and $631,423, respectively related to stock options and $57,555 and $84,346 for the three and nine months ended September 30, 2006, respectively.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2007 there were 1,900,000 potentially issuable common shares all issuable for stock options. These options were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

Notes consisted of the following at September 30, 2007 and December 31, 2006:

                                                               September 30,   December 31,
                                                                   2007           2006
                                                                 --------       --------
10% notes payable to related party, due on demand, unsecured     $ 50,000       $ 50,000
10% notes payable to shareholder, due on demand, unsecured         15,000         15,000
10% convertible notes payable to related party, due on January
  31, 2009                                                        298,094           --
10% convertible notes payable, due on January  31, 2009            50,000
                                                                 --------       --------
8-10% revolving credit loan, unsecured, transferred to related
  party note payable during 2007                                     --          176,488
                                                                 --------       --------
Total notes payable less unamortized discount                     413,094        241,488
Less:  current portion                                             65,000         65,000
                                                                 --------       --------
Long-Term Notes Payable                                          $348,094       $176,488
                                                                 ========       ========

Notes Payable - Related Party - On June 1, 2007 the Company issued a note for
$240,091 to the Chairman and Chief Executive Officer to replace the revolving line of credit of $176,488, accrued interest of $7,354 due on the line of credit and $56,250 for accrued and unpaid compensation due through June 1, 2007. This note bears interest at the rate of 10% per annum and is due on June 30, 2008. On
September 10, 2007, the $240,091 note payable and accrued interest through September 30, 2007 of $8,003 were replaced by a convertible note, bearing interest of 10% per annum and due on January 31, 2009. This convertible note can be converted into common stock of the Company at $0.50 per common share.

On September 30, 2007. the Company issued a convertible note for $50,000 to the Chairman and Chief Executive Officer to repay $5,000 in advances and pay $45,000 in accrued salary expenses. This convertible note bear's interest at 10% per annum, is due on January 31, 2009 and can be converted into common stock of the Company at $0.50 per common shares.

Convertible Notes Payable - On September 30, 2007. the Company issued a convertible note for $50,000 to a shareholder to repay $50,000 in advances. This convertible note bear's interest at 10% per annum, is due on January 31, 2009 and can be converted into common stock of the Company at $0.50 per common shares.

Accounts Payable - Related Party - During the year ended December 31, 2006, the
Chairman and Chief Executive Officer provided the company with $46,560 to settle operational expenses. During the nine months ended September 30, 2007 the Company borrowed and additional $128,800 and repaid $79,400 in cash and $5,000 in a convertible note against the amounts advanced. The balance as of September
30, 2007 of $90,960 is due on demand, bears no interest, and is classified as accounts payable-related party.

In addition, the Company owes Global Financial Solutions Holdings, Ltd, the minority interest shareholder, $71,271 for payment of expenses related to the Hub operations in Antigua.

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

Under the terms of the agreement GFS paid $400,000 of expenses for RTC. The amount was treated as a minority interest in subsidiary as of December 31, 2006.
During the nine months ended September 30, 2007 GFS paid and additional $289,579 of expenses for RTC, this amount less GFS's share of the loss during the nine months ended September 30, 2007 of $230,536 were added to the minority interest in RTC Antigua.

As of September 30, 2007, the Company owes Global Financial Solutions Holdings,
Ltd, the minority interest shareholder, $71,271 for payment of expenses related to the Hub operations in Antigua.

NOTE 5 - PRIVATE PLACEMENT

During the nine months end September 30, 2007, 800,000 shares of common stock were issued for $280,000 in cash at $0.35 per share.

On June 22, 2007 the Board of Directors authorized the issuance of up to 1,000,000 additional shares of its common stock at $0.60 per share. On October
23, 2007 the Board of Directors discontinued the plan to sell up to 1,000,000 additional shares of its common stock.

NOTE 6 - STOCK OPTIONS

Non-Qualified Options - During the nine months ended September 30, 2007, the
Company granted 1,050,000 options for the purchase shares of common stock at prices per share between $0.35 and $0.60 per share.

At September 30, 2007, 1,350,000 non-qualified options were outstanding at prices per share between $0.35 and $0.60 per share. At September 30, 2007, 1,200,500 non- qualified options were exercisable at exercise process between $0.35 and $0.60 per share.

Qualified Options - During the nine months ended September 30, 2007, the Company did not grant options for the purchase shares of common stock. At September 30, 2007, there were 1,049,550 qualified options available for future grants under the Plan.

At September 30, 2007, there were 550,000 qualified options outstanding at a price $0.35 per share. There were 450,000 qualified options exercisable at an exercise price of $0.35 per share.

The Company accounts for stock-based awards under Statement of Financial
Accounting Standards (SFAS) No. 123(R), "Share-Based Payment," using the modified prospective transition method, which requires measurement and recognition over the service period for all stock-based payments that are expected to vest based on the grant-date fair value.

Vesting requirements for awards under this plan vary by individual grant and are time-based. The options granted have a contractual life of 10 years. The fair value of each option award is estimated as of the date of grant using a Black-Scholes option pricing model. The weighted average estimated fair values of stock options granted as well as the weighted average assumptions used in calculating these values during nine month periods ended September 30, 2007 and 2006, are:

                                                  2007            2006
                                                  ----            ----
        Estimated values                         $0.65           $0.19
        Dividend yield                            0.0%            0.0%
        Expected Volatility                       258%            223%
        Risk-free interest rate                   5.0%            4.9%
        Expected term (years)                      10              10

Expected volatility is based on historical volatility of the Company's common stock. The Company uses historical data to estimate option exercises and employee termination behavior within the valuation model. The risk-free rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summary presents information regarding outstanding options as of September 30, 2007, and changes during the nine-month period then ended with regard to all options:

                                                           Weighted     Weighted
                                             Shares        Average      Average
                                             under         Exercise     Remaining        Aggregate
                                             Option         Price     Contract Term   Intrinsic Value
                                           -----------     --------   -------------   ---------------
   Outstanding at December 31, 2006            850,000     $  0.35
   Granted                                   1,050,000     $  0.55
                                           -----------
   Outstanding at September 30, 2007         1,900,000     $  0.46      8.82 Years      $   355,000
                                           ===========                                  ===========
   Exercisable at September 30, 2007         1,650,500     $  0.47                      $   270,300
                                           ===========                                  ===========


Total share-based payment expense was included as part of general and administrative expense and was $28,701 and $598,693 for the three and nine month periods ended September 30, 2007, respectively and $11,088 and $32,730 was included as part of research and development expense for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, there was approximately $85,798 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.81 years.

NOTE 7 - SUBSEQUENT EVENTS

Acquisition of Royal Turf Club of St. Kitts - On November 9, 2007, the Company, entered into a Stock Exchange Agreement (the "Exchange Agreement"), pursuant to which the Company agreed to acquire all of the issued and outstanding shares of the Royal Turf Club, Inc. ("RTCSK"). RTCSK is a St. Kitts corporation with its principal offices located in St Kitts, and is authorized by the Government of St. Kitts and Nevis to engage in pari-mutuel operations in St. Kitts and Nevis.
In addition, RTCSK has been approved by both horse racing tracks in St. Kitts and Nevis to carry-on pari-mutuel operations.

                                       7

Mr. James Egide, Chairman and Chief Executive Officer and Mr. Keith Cannon are minority shareholder's shares of RTCSK, both individually and combined.

Issuance of Convertible Notes Payable - On October 23, 2007, the Board of Directors authorized the issuance of convertible notes payable for up to $300,000. As of October 30, 2007 all convertible notes have been issued. These notes can be converted to the Company's common stock at a rate of $0.50 per common share. The notes will be three year notes and will be convertible to common stock at any time at the option of the investor. The Company may prepaid the notes at anytime after December 31, 2007 with 30 days notice.

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

Global Pari-mutuel has been a development stage company since its organization in January 1997. Since inception, the Company has only produced $278,475 of revenue from operations of its core business activities, pari-mutuel software licensing, and only $24,070 and $43,176 of revenue during the three and nine month periods ended September 30, 2007. Global Pari-mutuel has incurred losses through September 30, 2007 of $245,809 and $1,174,927 during the three and nine months ended September 30, 2007. Of the losses incurred $39,789 and $631,423 stem from non-cash stock based compensation. Of the losses incurred to date, $1,819,756 stems from losses incurred by discontinued operations.

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

To date, Global Pari-mutuel has financed operations primarily through the sale of its common stock in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended. From inception through September 30, 2007, Global Pari-mutuel has generated approximately $5,339,000 in net proceeds from private placement offerings and other financing activities. From inception through September 30, 2007, Global Pari-mutuel used cash in operating activities of approximately $3,958,000, including $1,820,000 of cash used for discontinued operations. Additionally, since inception, we have used $1,376,000 in investment activities, including $1,085,000 invested in securities issued to former strategic partners. As of September 30, 2007, our current assets and current liabilities were $47,023 and $347,702, respectively.

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

None

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant

Date:  November 7, 2007                By: /S/ James A. Egide
                                           --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)

Date:  November 7, 2007                By: /S/ Michael D. Bard
                                           ---------------------
                                           Michael D. Bard
                                           (Principal Financial and Accounting
                                           Officer)