Form 10KSB
period 2007-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2008-04-14
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________



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

Name of exchange on which registered: N/A

Name of exchange on which registered: OTC-BB


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exhange Act. [__]

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

       Issuer's revenues for its most recent fiscal year were $[256,892].

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 2, 2008 was approximately $6,896,000. The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of April 2, 2008 was 16,400,341 shares, of which 6,269,385 were held by non-affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

----------------------------------------------
The statements contained in this Annual Report on Form 10-KSB that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Such forward-looking statements are included under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis or Plan of Operation." All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1. "Description of Business," including the section "Risk Factors Regarding our Business and Proposed Services," and Item 6. "Management's Discussion and Analysis or Plan of Operation." All subsequent written and oral forward-looking statements attributable to Global Pari-Mutuel Services, Inc. or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

Beginning in 2000 the Company began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse and dog racing. During 2005 our management initiated plans to focus our principal business activities on pari-mutuel activities. The Company intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet and through international call-centers and physical Off-Track-Betting ("OTBs") facilities. The Company presently has three principal contracts for various pari-mutuel services; one for settlement and reconciliation services, another for pari-mutuel wagering at our call-center and the last for pari-mutuel wagering services through our hub operations in Antigua. The Company also has contracts with approximately 40 horse and dog tracks to provide content and race simulcasts

On April 19, 2006, the Board of Directors of the Company, finalized and closed the agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCN") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua in exchange for six million (6,000,000) shares of the Company's shares of common stock.

As of December 31, 2006 the Royal Turf Club, Inc., (herein "RTCN") a wholly owned subsidiary of Global Pari-Mutuel Services, Inc. and the Royal Turf Club of Antigua, Inc. (herein "RTCA") a wholly owned subsidiary of RTCN completed an Agreement with Global Financial Solutions Holdings, Ltd. (a non-affiliated company) a corporation organized under the laws and regulations of the Turks and Caicos Islands (herein "GFS") for the Transfer of Stock of the Royal Turf Club of Antigua, Inc. and the Development, Implementation and Operation of a Horse and Dog Racing Hub in Antigua.

Under the terms of the agreement, (a) RTCA issued to GFS such number of shares of its common stock such that after the issuance thereof, GFS will own fifty percent (50%) of RTCA's outstanding common stock (the "RTCA Shares"), (b) payments made by GFS for the purpose of developing, constructing, implementing and operating a central system horse and dog racing hub, hereinafter referred to as the "Hub Operation," was acknowledged and it will agree to continue such funding on the basis described herein, (c) RTCN agreed to manage the business of RTCA, and (d) RTCN and GFS, as the sole Shareholders of RTCA, subject to (c) above will make certain agreements regarding the operations and their ownership of RTCA.

For consideration of receiving the RTCA Shares, GFS has as of the date of this Agreement provided an amount of the funds necessary for all expenses related to the initial development, which includes license fees, construction and implementation of the Hub Operation (hereinafter "Hub Implementation Expenses") aggregating approximately US $400,000, and (ii) will agree to continue to pay Hub Implementation Expenses on the basis provided herein, said obligation continuing until the Hub Operation is profitable.

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

The Hub Implementation Expenses shall be paid by GFS as part of its consideration for receiving the RTCA Shares. Hub Implementation Expenses shall be subject to the reasonable, prior (if it is reasonably possible for RTCN to provide prior notice of pending Hub Implementation Expenses), approval of GFS, and GFS shall not be under any obligation to bear or pay for any Hub Implementation Expenses that it does not approve. RTCN has provided GFS with a monthly budget of Hub Implementation Expenses. Any modifications or changes to this monthly budget shall be submitted to GFS in advance each month on or before the 20th day of the immediately preceding month, and failure of GFS to receive any such revised budget in a timely fashion or failure of RTCN to adhere to any such budget shall be, without limitation, reasonable basis for GFS not approving Hub Implementation Expenses.

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

If the Hub Operation does not immediately generate sufficient funds to pay for the ongoing Hub Operational Expenses, GFS shall pay the expenses on the same basis and upon the same conditions as Hub Implementation Expenses until such time as the Hub Operation is profitable without reimbursement or setoff, or until April 30, 2007, whichever occurs first. Thereafter, any contributions needed for Hub Operational Expenses shall be paid by the Shareholders equally.

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

As a result of this contract GFS has paid for $868,418 of the Company's operating expenses through December 31, 2007. RTCN has paid $185,936 of the Hub's operating expenses through December 31, 2007.

On October 23, 2007, the Board of Directors of the Company, finalized and closed an Exchange Agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCK") a St. Kitts and Nevis corporation in exchange for one million (1,000,000) shares of the Company's shares of common stock. RTCK is currently licensed by the government of St. Kitts and Nevis to operate pari-mutuel facilities. RTCK also is licensed by the Horsemen's Association of Nevis. The acquisition of RTCK enables the Company to open a call-center in St. Kitts and effectively terminates a contract between the Company and RTCK wherein the Company would pay royalties to RTCK in a total amount not to exceed $640,000. This royalty payment for $640,000 was expensed during 2007 through the issuance of the 1,000,000 shares issued to acquire RTCK.

Our offices are located at 2733 North Carson Street, Carson City, Nevada 89706, and our telephone number is (415) 302-8621.

OUR PROPOSED ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES

Beginning in 2000 the Company began efforts to develop online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the Internet for live horse and dog racing. During 2005 our management initiated plans to focus our principal business activities on pari-mutuel activities. The Company intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet and through international call-centers and physical OTBs.

Through the Global Pari-mutuel Network, customers of international off-track betting operations would be provided access to pari-mutuel pools, real-time odds, scratches, daily results lines, daily race programs, past performance programs data, and other handicapping data and information concerning available pools through online operations, call-centers or physical OTBs.

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

Pari-mutuel wagering is governed by state legislation. The states adopt and enforce rules and regulations requiring all entities involved in pari-mutuel horseracing to be licensed. States prohibiting advanced deposit pari-mutuel wagering include Alaska, Arizona, Colorado, District of Columbia, Georgia, Hawaii, Mississippi, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, South Carolina, and Utah.

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

It is the Company's intent to become a leading global provider for online pari-mutuel wagering on thoroughbred, harness and greyhound racing. The Company plans to pursue a business model that is fourfold: 1) to provide hub services and content to international simulcast facilities and physical Off-Track-Betting ("OTB") operators 2) to provide hub services and content through our international call-center facilities 3) to launch online internet model that allow international players to place wages on U.S. and International tracks and
4) to provide reconciliation and settlement services to our customers. The

Company is currently pursuing market share in the U.S., Mexico, Central and South America and the Caribbean, where it intends to rollout its proprietary online platform. The Company has signed contracts with approximately 40 horse and dog race tracks, which will provide the Company with content and race simulcasts. If the Company is successful in negotiating its pari-mutuel license agreements and if the Company is able to broker and facilitate these relationships on a commercially viable basis, we believe participants will benefit in two key ways. First, online international off-track betting parlors will be able to offer real-time pari-mutuel wagering services to their customers. Second, customers of online international off-track betting parlors will enjoy expanded pari-mutuel wagering opportunities, in that they will have real-time odds and racing forms and access to the direct pools at host tracks. The Company acquired the Royal Turf Club in April 2006, signed a cost and profit share agreement with Global Financial Solutions Holdings, Ltd in December 2006 and acquired the Royal Turf Club of St. Kitts in October 2007 to facilitate the implementation of the Company's pari-mutuel wagering business model.

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

EMPLOYEES

As of April 2, 2008 we employed thirteen employees. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

RISK FACTORS REGARDING OUR BUSINESS AND PROPOSED SERVICES

OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT FOR INVESTORS TO EVALUATE OUR PERFORMANCE AND/OR ASSESS OUR FUTURE PROSPECTS. We were initially incorporated in January 1997. From January 1997 to October 1998, our business operations primarily consisted of efforts to develop and market online casino services. We discontinued efforts to develop online casino services in June 1998. In August 1999, we completed the MasterCoin acquisition, which was subsequently rescinded. From 2004 to the date of this report, we have focused on our current core business strategies on our pari-mutuel business opportunities. We sold the operations of our domestic payment process operations in November 2002, and discontinued our debit card program which was part of our international payment process operations in February 2003, terminated all income producing activities with Racing Services de Mexico (RSI) due to RSI's closure due to various issues with state and federal taxing authorities during the second quarter of 2003 , and discontinued our operations as an international sales agent for credit card processing during the first quarter of 2004. As a result, there is a very limited operating history upon which an evaluation of the Company can be based. The Company's future prospects are subject to risks and uncertainties that are generally encountered by newly operational companies in new and rapidly evolving markets. These risks include:

- Whether we can successfully market and execute our business model for pari-mutuel racing;

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

WE HAVE LIMITED CAPITAL RESOURCES AND CANNOT ENSURE ACCESS TO ADDITIONAL CAPITAL IF NEEDED. Our historical operating losses have required us to seek additional capital through the issuance of our common stock on a number of occasions. If we continue to sustain operating losses in future periods, we could be forced to seek additional capital to fund our operations. We do not know whether we will be able to obtain additional capital if needed, or on what terms the capital would be available if at all. Depending on market conditions, our prospects and a number of other factors not now known, additional financing may not be available or may involve material dilution to our current stockholders.

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

OUR ONLINE PARI-MUTUEL WAGERING SUPPORT SERVICES HAVE NOW BEEN DEVELOPED, HOWEVER, HOW SUCCESSFUL WE MAY BE IN MARKETING OUR PRODUCTS REMAINS QUESTIONABLE. We do plan to provide referral and reconciliation services to facilitate online pari-mutuel wagering. We have not entered into any contracts with respect to, or otherwise obtained any commitments from anyone to purchase or use, the pari-mutuel support services we propose to offer. We can provide no assurance that there will be any demand for our pari-mutuel support services. If there is a demand, we can provide no assurance that the revenues generated from such services will exceed the costs associated with providing the services.

WE MAY NOT ATTRACT OR RETAIN QUALIFIED MANAGEMENT AND EMPLOYEES. Our future success and our ability to expand our operations will depend on our ability to retain highly qualified management and employees. As a newly operational company, we may have difficulty or even be unable to retain or attract highly qualified management and employees. Failure to attract and retain personnel could make it difficult for us to manage our business and meet our objectives, and will likely have a material adverse effect on our business operations. We do not carry key person life insurance on any of our senior management personnel. The loss of the services of any of our executive officers or other key employees could detrimentally affect us and have a material adverse effect on our business.

WE INTEND TO CONDUCT A MAJORITY OF OUR BUSINESS
OFFSHORE. We, or our affiliates, intend to conduct a majority of our business offshore. Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including, without limitation:

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 5,327,735 (approximately 32%) of our outstanding common stock as of March 25, 2008. Additionally, three other principal shareholders control 29% of our outstanding common stock as of March 25, 2008. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months transactions in our common stock have been reported as low as $0.29 and as high as $0.99. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

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

WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of April 2, 2008, 16,400,341 shares of our common stock were issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. We maintain an executive office in Carson City, Nevada. Our lease arrangements for such office are informal and terminable at any time. We rent facilities in St. Kitts and Antigua on an informal month to month basis.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for vote to the security holders during the 3 months ended December 31, 2007.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET PRICE

Transactions in our common stock are currently reported in the United States under the symbol "GPRM" on the "OTC-BB", a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities. The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock. The source of the bid information is a December 31, 2007 report from the National Quotation Bureau, LLC. The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

             QUARTER ENDED                       LOW                HIGH
             -------------                       ---                ----
       Quarter ended March 2006                 $0.11              $0.40
       Quarter ended June 2006                   0.16               0.35
       Quarter ended September 2006              0.21               0.35
       Quarter ended December 2006               0.21               0.29

       Quarter ended March 2007                 $0.29              $0.55
       Quarter ended June 2007                   0.55               0.75
       Quarter ended September 2007              0.65               0.99
       Quarter ended December 2007               0.60               0.90

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of April 2, 2008 the number of shares of common stock outstanding was 16,400,341. As of that date, there were approximately 72 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of April 2, 2008, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

CHANGES IN SECURITIES:

On October 23, 2007 the Company issued 1,000,000 shares of its common stock to acquire the Royal Turf Club of St. Kitts and pay royalty expense.

On October 23, 2007 the Company issued 25,000 shares of its common stock to pay expenses.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the year ended December 31, 2007 the Company is no longer considered a development stage company.

During the years ended December 31, 2007 and 2006 our revenues were $256,892 and $767, respectively. Of the revenues earned during the year ended December 31, 2007, $213,716 was earned during the three month period ended December 31, 2007. During the year ended December 31, 2007, $181,300 of the revenue was generated from providing pari-mutuel hub and content services, $38,966 from settlement and reconciliation services and $36,626 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the year ended December 31, 2007 were $823,663 and gross loss was $566,771. Included in the cost of sales is $640,000 for royalty expense associated with the acquisition of Royal Turf Club of St. Kitts.

The operating losses we have incurred were $2,050,661 during the year ended December 31, 2007 and $854,418 during the year ended December 31, 2006. Included in the losses were $679,008 and $120,258 of non-cash share based compensation during the years ended December 31, 2007 and 2006, respectively. Also included in the loss for the year ended December 31, 2007 is $640,000 related to a royalties contract that was part of the acquisition of the Royal Turf Club of St. Kitts. These losses and negative cash flows from operating activities, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the years ended December 31, 2007 and 2006 we raised $585,000 and $141,000, respectively from issuance of common stock and borrowings. We used cash in operating activities of $524,905 and $172,337 during the years ended December 31, 2007 and 2006, respectively. We used $19,792 during the year ended December 31, 2007 to purchase equipment to set up our call center in St. Kitts. As of December 31, 2007, our current assets and current liabilities were $85,760 and $337,494, respectively.

Starting in 2005 our management began to focus our principal business activities in only one area. We intend to provide services that facilitate online pari-mutuel wagering.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2007 would stem only from the demonstrated commercial viability of our core business activities.

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

ITEM 7. FINANCIAL STATEMENTS

The financial statements and report of independent auditors are filed as a separate part of this report on pages F-1 through F-16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES -

To the Stockholders
Global Pari-Mutuel Services, Inc.

     The management of Global Pari-Mutuel Services, Inc. is responsible for establishing and maintaining effective internal control over financial reporting, and for assessing the effectiveness of internal control over financial reporting. Management maintains a comprehensive system of internal controls intended to ensure that transactions are executed in accordance with management's authorization, that assets are safeguarded, and that financial records are reliable. Global Pari-Mutuel Services, Inc.'s internal control system is designed to provide reasonable assurance to Company management and its Board of Directors regarding the preparation and fair presentation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Due to inherent limitations, internal control systems can provide only reasonable assurance with respect to financial statement preparation and presentation, and may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that existing controls may become inadequate because of changing conditions, or that the degree of compliance with existing policies and procedures may deteriorate.

     The Company's management, with the participation of its Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of Global Pari-Mutuel Services, Inc.'s internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that Global Pari-Mutuel Services, Inc.'s internal control over financial reporting was effective as of December 31, 2007.




       /s/  James A. Egide                     /s/  Michael D. Bard
       -----------------------                 -----------------------
            James A. Egide                          Michael D. Bard
       Chief Executive Officer                 Chief Financial Officer



     A. Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in the Exchange Act Ruling 13a-15(e) and 15d-15(e), that are designed to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosure.

The effectiveness of a system of disclosure controls and procedures is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of internal controls, and fraud. Due to such inherent limitations, there can be only reasonable, and not absolute, assurance that any system of disclosure controls and procedures will be successful in detecting or preventing all errors or fraud, or in making all material information known in a timely manner to the appropriate levels of management.

We performed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision of the CEO and CFO, as of December 31, 2007. Based on the evaluation procedures, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 20070.

     B. Internal Control Over Financial Reporting

The management of Global Pari-Mutuel Services, Inc is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), and for its assessment of the effectiveness of internal control over financial reporting.

We maintain internal controls over financial reporting that are designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements. Global Pari-Mutuel Services Inc's internal control over financial reporting includes those policies and procedures that 1) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; 2) ensure the maintenance of records that accurately and fairly reflect our transactions; 3) ensure that our receipts, expenditures and asset dispositions are made in accordance with director and management authorizations; and 4) provide reasonable assurance that our assets are properly safeguarded.

With the participation of our CEO and CFO, we performed an evaluation of the effectiveness of the internal control over financial reporting to comply with the rules on internal control over financial reporting issued pursuant to the Sarbanes-Oxley Act of 2002. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control--Integrated Framework . Based on the evaluation procedures, our management, including the CEO and CFO, concluded that, as of December 31, 2007, our internal control over financial reporting was effective based on those criteria.

     C. Changes in Internal Control Over Financial Reporting

Under the supervision and with the participation of our management, an evaluation was also performed of any changes in our internal control procedures over financial reporting that occurred during our last fiscal quarter. Based on this evaluation, management determined there were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. CONTROLS AND PROCEDURES -

On January 26, 2008, the Company adopted a Code of Ethics for all Officers, Directors and employees. At the time of adoption the Board members with Mr. Neglia abstaining unanimously agreed to permit Mr. Neglia to continue on as a part-time consultant and Board Member for Sol Mutuel, Ltd a customer of the Company for whom we provide settlement and reconciliation services. It was Mr. Neglia's contact with Sol Mutuel which permitted to the Company to obtain its settlement and reconciliation business.

In addition, the Board agreed that Mr. Neglia could continue as a part-time consultant for Elite Company. Elite is not a competitor, supplier or customer of the Company, but may in the future assist the company in obtaining customers. As defined by the Code of Ethics, Mr. Neglia's position with Sol Mutuel, Ltd would create a conflict of interest, the Board recognized this potential conflict and has accepted it since it is financially beneficial to the Company,



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANACE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified. Information regarding the directors and executive officers of the Company as of the date of this report are set forth below:

         NAME              AGE             POSITION
         ----              ---             --------

    James A. Egide         73       Director, Chairman of the Board and CEO
    Joseph P. Neglia       78       Director and Vice Chairman of the Board
    Michael D. Bard        61       Director and Principal Accounting Officer
    Keith Cannon           66       Director

JAMES A. EGIDE is a founder of Global Pari-Mutuel Services and has served as a director and Chairman of the Board and since inception and CEO since 2005. Mr. Egide has been an owner of thoroughbreds since 1980, and his horses have won the William P.l Kyne Handicap, California Derby and Bay Meadows Derby. From 1990 until 2000, Mr. Egide served as a director of Digital Courier Technologies, Inc., an Internet payment processor, and from April 1998 to July 2000 Mr. Egide served as Chairman of the Board and Chief Executive Officer of that company. During this period, he also helped structure the MasterCard and Visa acquiring programs at St. Kitts National Bank. From 1989 to 1998, Mr. Egide was actively involved in managing his personal investments in several national and international businesses. Previously, he served as Chief Executive Officer and Chairman of the Board of Carme, Inc., a publicly traded company engaged in the manufacture and distribution of hair and skin care products, which he founded in 1978. Carme, Inc. was sold in 1989.

JOSPEH P. NEGLIA has served as a director of Global Pari-Mutuel since March 2006. Mr. Neglia's career spans 40 years, including governmental regulation and racing commission responsibilities. While serving for 18 years on the New York State Racing and Wagering Board as its Chairman and voting member, Mr. Neglia received the 1994 Joan Pew Award, presented to the person who has displayed "courage, dedication, vision and vitality." In addition to having served as the Chairman of the New York State Racing and Wagering Board, Mr. Neglia also served as The Chairman of the Association of Racing Commissioners International, and sits on various other boards.

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

Mr. Cannon has extensive experience in the horseracing and gaming industries. He serves as a director of an international lottery based in San Diego, California and has been involved in the horseracing business for over 20 years. He is currently an owner of a thoroughbred training, breeding and veterinary surgery center in New Mexico.

Mr. Cannon is also a Director of JLM Couture, Inc. (JLMC) and Innuity, Inc.
(INNU), both reporting companies.

Mr. Cannon holds a bachelors and masters degree in journalism and business form the University of Utah.

No family relationship exists among any of the directors and executive offices of the Company.

SIGNIFICANT EMPLOYEES

BRUCE BENEDICT has served as President of Royal Turf Club since June 2006. Mr. Benedict is a horseracing and gaming-industry executive with more than 30 years of experience in the development and implementation of gaming programs for both online and Internet-based applications. He worked for United Tote company from 1993 to 2006, most recently as the Executive VP of International Sales, and was responsible for implementing strategies for international expansion and multiple wagering strategies that included pari-mutuel, simulcasting, and Internet operations, as well as utilization of other devices for customer use.

Prior to joining United Tote in 1993, Mr. Benedict served as Program Director for Control Data Corporation's Automated Wagering Division. He spent nearly 20 years with the company, managing the CDC Data Center in New York and heading up customer relations and support for Capital and Western Region OTBs of New York state. He has a wide-ranging knowledge of the horseracing and gaming industry and was instrumental in the development and implementation of simulcasting, electronic data transfer of wagering information, account wagering, and IVR/touch-tone applications, as well as multiple system and network transitions for the company.

LORENE HENINGER has served as Vice President of Simulcasting of Royal Turf Club since May 2007. Ms. Heninger has approximately 20 years of experience in the pari-mutuel industry. Prior to joining the Company Ms. Heninger served as the Director of Simulcasting for Hawthorne Race Course from 2003 to 2007. Ms Heninger also served in various simulcasting positions with Hawthorne Race Course from 1995 to 2003. Ms. Heninger has also raised and trained two harness horses.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Heritage Trust erroneously neglected to file their initial report on Form 3 due September 10, 2007, the date the Company's shares began trading on the OTC-BB. Heritage Trust has corrected this error with their filing on Form 5 on February 6, 2008.

Mr. Egide erroneously neglected to file reports on From 4 for convertible notes he received from the Company for loans he made to the Company on September 30, October 15 and December 31, 2007 and for shares he acquired on October 23, 2007 from the acquisition of Royal Turf Club of St. Kitts. Mr. Egide has corrected this error with his filing on Form 5 on January 29, 2008.

Mr. Cannon erroneously neglected to file a report on From 4 for shares he acquired on October 23, 2007 from the acquisition of Royal Turf Club of St. Kitts. Mr. Cannon has corrected this error with his filing on Form 5 on February 4, 2008.

CODE OF ETHICS

On January 26, 2008 the Company adopted a Code of Ethics, which is attached hereto, for all Officers, Directors and Employees.

A copy of the Code of Ethics may be obtained without charge by requesting a copy by e-mail to mbard@att.net.

CRITERIA FOR DETERMINING BOARD AND COMMITTEE INDEPENDENCE

     The Board has affirmatively determined that one of the four current Directors are independent in accordance with the NASDAQ Rule 4200(a)(15). Mr. Cannon is the only independent Director. Because of Mr. Egide's service as Chairman of the Board and Chief Executive Chairman of the Company, Mr. Bard's service as Chief Financial Officer and Mr. Neglia's consultancy with the Company, they are not independent as defined by the NASDAQ rules.

BOARD MEETING AND COMMITTEES; ANNUAL MEETING ATTENDANCE

During the year ended December 31, 2007, there were four meetings of the Board of Directors and no separate committee meeting. Mr. Neglia was not available for two of the four meetings held. The Company did not hold an annual meeting last year. The Company does not have separate nominating and compensation committees. All members of the Board participate in the consideration of directors.

NOMINATION COMMITTEE AND NOMINATING PROCESS

The Company currently does not have a separate nominating committee. Since the Company only graduated from development stage company status during the three months ended, the Company is only beginning to establish various committee's of the Board. The Company permits any Director or stockholder who is entitled to vote and meets s may recommend a candidate for nomination as a Director. The Board of Director is tasked with, among other things, identifying and recommending prospective Director nominees. It is the Board's policy to consider similarly, irrespective of the source of the nomination, all Director nominee recommendations properly presented in accordance with the Company's requirements on the basis of the potential Director nominee's background and business experience.

AUDIT COMMITTEE AND FINANCIAL EXPERT

The Board of Directors has appointed three members of the Board to the Audit Committee, Mr. Cannon, Chairman of the Audit Committee, Mr. Egide, CEO of the Company and Mr. Bard CFO of the Company. Mr. Cannon is the only independent member of the committee. The audit committee does not have a separate charter. Further the Board of Directors determined that at least one member of our Audit Committee qualifies as an audit committee financial expert, Mr. Bard has accounting or related financial management expertise. Mr. Bard is not an independent committee member.

                   AUDIT COMMITTEE REPORT FOR FISCAL YEAR 2007

The members of the Company's Audit Committee are Keith Cannon, Chairman, James Egide and Michael Bard.

The Audit Committee of the Board (the "Committee") assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company. The Audit

Committee Charter was first established by the Board in 2007. Only Mr. Cannon qualifies as "independent" in accordance with Rule 10A-3 of the Securities and Exchange Act and the requirements of the Rule 4200(a)(15) of NASDAQ. In fulfilling its responsibilities as set forth in the Audit Committee Charter, the Committee has accomplished the following:

     1. It has reviewed and discussed the audited financial statements with management;

     2. It has discussed with the independent auditors, Hansen Barnett and Maxwell, P.C. the matters required to be discussed by Statement of Accounting Standards 61 (Codification of Statements on Auditing Standards, AU section 380) as modified or supplemented through August 1, 2007;

     3. It has received the written disclosures and the letter from Hansen, Barnett and Maxwell, P.C., required by Independence Standards Board's Standard No. 1 (Independence Discussions with Audit Committees) as modified or supplemented through August 1, 2007;

     4. It has discussed with Hansen Barnett and Maxwell, P.C. its independence under Independence Standards Board's Standard No. 1 (Independence Discussions with Audit Committees); and

     5. Based on the review and discussions described in subparagraphs (1) through (4) above, the Committee recommended to the Board of Directors that the audited financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007 for filing with the SEC.


     RESPECTFULLY SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

                                  Keith Cannon
                                  James Egide
                                  Michael Bard


COMPENSATION COMMITTEE

The Company currently does not have a separate compensation committee. Since the Company only graduated from development stage company status during the three months ended, the Company is only beginning to establish various committee's of the Board. The Board administers the Company's 2000 Stock Option Plan and determines the benefits to be granted to key employees thereunder; determines CEO compensation; is responsible for determining compensation and benefits to be paid to Executive Officers of the Company, Any Board member who is also an Executive Officer abstains from voting as to matters of their own compensation. The Company presently has two forms of compensation, basic salary and stock option grants.

STOCKHOLDER AND INTERESTED PARTY COMMUNICATIONS WITH DIRECTORS

Stockholders and interested parties may communicate directly with the Company's Board of Directors or any Director or Committee member, including Audit Committee members, by sending correspondence to such individual c/o Global Pari-Mutuel Services, Inc. 1231 West Honeysuckle Lane, Chandler, Arizona 85248,
Attn: James Egide. It is the Company's policy to forward directly to the Directors all such communications addressed to them and delivered to the Company at the above stated address.

ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

For the each of the three years in the period ending December 31, 2007 Mr. James
A. Egide served as Chairman of the Board and Chief Executive Officer. The following table sets forth, for the three years ended December 31, 2007, the compensation for services to the Company during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2007 annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                        Salary      Option Awards     Total
Name and Principal Position    Year       ($)          ($) (1)         ($)
---------------------------    ----       ---          -------         ---

James A. Egide,                2007     $90,000      $326,117(2)     $416,117
Chairman of Board and CEO      2006     $45,000      $  9,863(3)     $ 54,863
                               2005     $     0      $      0        $      0

Michael D. Bard,               2007     $90,000      $ 66,127(4)     $156,127
Chief Financial Officer        2006     $21,000      $  9,863(5)     $ 30,863
                               2005     $     0      $      0        $      0


----------
(1)  The dollar amount recognized under Option Awards is that dollar amount as calculated in accordance with FAS 123R. The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model. The compensation costs relating to option awards for the year ended December 31, 2006, valued under the following assumptions: risk free interest rate 4.68%, volatility 220.76%, and a life of 10 years and the compensation costs relating to option awards for the year ended
     December 31, 2007, valued under the following assumptions: risk free interest rate 5.14%, volatility 256.79%, and a weighted average life of 10 years.
(2)  An option to purchase 500,000 shares of the Company's common stock at $0.60 per share was granted on June 22, 2007 and became exercisable on that date.
     The grant expires 10 years from date of grant.
(3)  An option to purchase 100,000 shares of the Company's common stock at $0.35 per share was granted on March 16, 2006. 50,000 options were exercisable on date of grant and 50,000 options became exercisable on March 16, 2007. The grant expires 10 years from date of grant.
(4)  An option to purchase 100,000 shares of the Company's common stock at $0.60 per share was granted on June 22, 2007 and became exercisable on that date.
     The grant expires 10 years from date of grant.
(5)  An option to purchase 100,000 shares of the Company's common stock at $0.35 per share was granted on March 16, 2006. 50,000 options were exercisable on date of grant and 50,000 options became exercisable on March 16, 2007. The grant expires 10 years from date of grant.


                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
                  --------------------------------------------
                                  OPTION AWARDS
                                  -------------

                                                 Equity
                                                 Incentive
                                                 Plan Awards
                                                 Number of
                   Number of      Number of      Securities
                   Securities     Securities     Underlying
     Name          Underlying     Underlying     Unexercised   Option      Option
     ----          Unexercised    Unexercised    Unearned      Exercise    Expiration
                   Options (#)    Options (#)    Options (#)   Price ($)   Date
                   -----------    -----------    -----------   ---------   ----------
                   Exercisable   Unexercisable
                   -----------   -------------
James A. Egide,     100,000(1)         0               0         $0.35     March 16, 2016
                    500,000(2)         0               0         $0.60     June 22, 2017

Michael D. Bard,    100,000(3)         0               0         $0.35     March 16, 2016
                    100,000(4)         0               0         $0.60     June 22, 2017

----------
(1)  Options to purchase 50,000 shares of the Company's common stock were exercisable on March 16, 2006 and 50,000 were exercisable on March 16,
     2007.
(2)  Options to purchase 500,000 were exercisable on June 22. 2007.
(3)  Options to purchase 50,000 shares of the Company's common stock were exercisable on March 16, 2006 and 50,000 were exercisable on March 16,
     2007.
(4)  Options to purchase 100,000 were exercisable on June 22. 2007.

                                       24

EMPLOYMENT AGREEMENTS AND CHANGE OF CONTROL ARRANGEMENTS

The Company has not entered into any employment agreements or change of control agreements with its executive officers.


COMPENSATION OF DIRECTORS

                              DIRECTOR COMPENSATION
                              ---------------------

                     Fees Earned or        Options Awards
     Name             Paid in Cash              ($)             Total ($)
     ----             ------------              ---             ---------
Keith Cannon(1)           $ 0               $ 66,127(2)          $66,127

Joseph Neglia(3)          $ 0               $      0             $     0

----------
(1) Mr. Cannon had 100,000 options to purchase common shares at $0.35 per share and 100,000 options to purchase common shares at $0.60 per at December 31, 2007. All options were exercisable.
(2) The dollar amount recognized under Option Awards is that dollar amount as calculated in accordance with FAS 123R. The fair value of each stock option granted was estimated on the date of grant using the Black-Scholes option pricing model. The compensation costs relating to option awards for the year ended December 31, 2006, valued under the following assumptions: risk free interest rate 4.68%, volatility 220.76%, and a life of 10 years and December 31, 2007, valued under the following assumptions: risk free interest rate 5.14%, volatility 256.79%, and a weighted average life of 10 years.
(3) Mr. Neglia received consulting fees totaling $48,000 for services he performed for the Company, but unrelated to his duties as a Director.

Currently, we do not compensate non-employee directors. We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests. All directors are eligible to participate in the Company's 2000 Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of April 2, 2008 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                        Beneficial Ownership as of February 15, 2008
                                       ----------------------------------------------
Name and Address of Beneficial Owner   Number of Shares   (2)  Percentage of Class(3)
------------------------------------   ----------------        ----------------------

    Heritage Limited                       2,698,955      (4)         16.46%
    P.O. Box 1823
    Basseterre, St. Kitts BWI

    AMEJ Foundation                        1,154,891      (5)          7.04%
    42 Digital Drive
    Novato, CA 94949

    Andrew Broughton                         949,375                   5.79%
    700 Irwin Street, Suite 203
    San Rafael, CA 94901


Directors and Executive Officers (1)
------------------------------------

    James A. Egide                         3,182,735      (6)         22.25%

    Joseph P. Neglia                       1,500,000                   9.15%

    Keith Cannon                             300,000      (7)          3.01%

    Michael D. Bard                          345,000      (8)          3.28%

    All officers and directors as a                                   36.37%
    Group (4 persons)

----------
(1) The business address of each of the directors and executive officers is 2733
Carson Street, Carson City, NV 89706.

(2) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of April 2, 2008 has been calculated as though shares of our common stock subject to such options were outstanding. However, such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.


(3) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to warrants and options exercisable by such shareholder within 60 days and (b) 16,400,341, which is the number of shares of our common stock issued and outstanding as of April 2, 2008.

(4) Heritage Limited is a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares.

(5) The AMEJ Foundation is a non-profit foundation established by Mr. Egide on behalf of his deceased daughter. Mr. Egide serves as a director of the foundation and, although he participates in decisions regarding the voting and disposition of shares of Common Stock owned by the foundation, he disclaims any beneficial interest in such shares. Does not include 225,000 shares of common stock which are potentially issuable upon the conversion of notes payable.

(6) Includes 600,000 options to purchase common stock of the Company and 85,000 shares of Common Stock owned directly by Mr. Egide's wife. Excludes 2,698,955 shares of Common Stock held by Heritage Limited identified in footnote 4 above.
Does not include 729,522 shares of common stock which are potentially issuable upon the conversion of notes payable.

(7) Includes 200,000 options to purchase common stock of the Company.

(8) Includes 200,000 options to purchase common stock of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 2007, the Company issued an unsecured note for $240,091, bearing interest at 10% per annum, to its Chairman and Chief Executive Officer to retire the existing revolving credit line of $176,488, pay accrued interest through May
31, 2007 on the line of credit of $7,353 and paid $56,250 for unpaid salary due as of March 31, 2007. The maturity date on this note was June 30, 2008.

On September 10, 2007, the Company issued a $248,094, 10% convertible promissory note to the Chairman and Chief Executive Officer to retire the note dated June
1, 2007 in the amount of $240,091 and accrued interest through September 30, 2007 of $8,003. In addition, the maturity date on this note is January 31, 2009.
The note is convertible to shares of the Company's common stock at $0.50 per share.

On September 30, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $5,000 in cash advances and to pay $45,000 for salary due for the period April 1 through September 30, 2007. In addition, the maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share.


On October 15, 2007, the Company issued a $25,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $25,000 in cash advances. In addition, the maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share.

On October 23, 2007 as part of the the Company's acquisition of the Royal Turf
Club of St. Kitts, the Board approved the issuance 380,000 shares at the a market price of $0.64 per share of the Company's common stock to the Chairman and Chief Executive Officer and 100,000 shares at the a market price of $0.64 per share of the Company's common stock to Mr. Cannon, a Director in exchange for their minority holdings in the Royal Turf Club of St. Kitts.

On December 31, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $50,000 in cash advances. In addition, the maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share.

ITEM 13. EXHIBITS
                                                                             Incorporated by Reference
                                                                             -------------------------
                                                           Filed
                                                            with
   Exhibit                                               this Form
     No.       Description                                 10K-SB            Form            Filing Date
     ---       -----------                               ---------           ----            -----------

     3.1       Certificate of Incorporation of                               10-SB       April 3, 2001 and
               Registrant, as amended and restated                                       amended
               March 1, 2001                                                             June 3, 2001

     3.2       By-Laws of Registrant, as amended                             10-SB       April 3, 2001 and
               March 1, 2001                                                             amended
                                                                                         June 3, 2001

     4.1       Form of Stock Certificate                                     10-SB       April 3, 2001 and
                                                                                         amended
                                                                                         June 3, 2001

     4.2       2000 Stock Option Plan                                        10-SB       April 3, 2001 and
                                                                                         amended
                                                                                         June 3, 2001



                                                                             Incorporated by Reference
                                                                             -------------------------
                                                           Filed
                                                            with
   Exhibit                                               this Form
     No.       Description                                 10K-SB            Form            Filing Date
     ---       -----------                               ---------           ----            -----------

    10.1       Stock Exchange Agreement dated                                 8-K        February 9, 2006
               January 31, 2006, between Global                                          and amended
               Pari-Mutuel Services, Inc and Royal                                       July 16, 2006
               Turf Club, Inc.

    10.2       Agreement for the Transfer of Stock                            8-K        January 16, 2007
               and the Development, Implementation
               and Operation of a Horse and Dog
               Racing Hub in Antigua dated January
               8, 2007

    10.3       Agreement for Services with Sol                                8-K        July 16, 2007
               Mutuel, Ltd dated May 21, 2007

    10.4       Stock Exchange Agreement dated                X
               October 23, 2007, between Global
               Pari-Mutuel Services, Inc and Royal
               Turf Club, Ltd. - St. Kitts

    14         Code of Ethics                                X

    21         Subsidiaries of Registrant                    X

    31.1       Certificate of Chief Executive                X
               Officer pursuant to Section 302 of
               the Sarbanes Oxley Act of 2002

    31.2       Certificate of Chief Financial                X
               Officer pursuant to Section 302 of
               the Sarbanes Oxley Act of 2002

    32.1       Certificate of Chief Executive                X
               Officer pursuant to Section 906 of
               the Sarbanes Oxley Act of 2002

    32.2       Certificate of Chief Financial                X
               Officer pursuant to Section 906 of
               the Sarbanes Oxley Act of 2002


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The Company's independent auditor for the years ended December 31, 2007 and 2006 was Hansen, Barnett & Maxwell ("Hansen Barnett"). The aggregate fees for professional services rendered by Hansen Barnett in connection with its audit of the Company's consolidated financial statements and related quarterly reviews were $25,833 and $32,243 for the years ended December 31, 2007 and 2006, respectively.

                                       29

     Audit Related Fees

     The aggregate fees for professional services rendered by Hansen Barnett for audit related services were $0 and $0 for the years ended December 31, 2007and 2006 respectively.

     Tax Fees

     The aggregate fees for tax related professional services rendered by Hansen Barnett were $0 and $0 for the years ended December 31, 2007 and 2006, respectively.

     All Other Fees

     Hansen Barnett did not provide to the Company any other material services during the years ended December 31, 2007 and 2006.

                                   SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                        GLOBAL PARI-MUTUEL SERVICES, INC.


                             By: /s/ JAMES A. EGIDE
                             --------------------------
                                 James A. Egide
                                 Chairman of the Board
                                 Dated: April 10, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.



SIGNATURES                   TITLE                              DATE
----------                   -----                              ----


/s/ JAMES A. EGIDE           Chairman of the Board              April 10, 2008
--------------------         and Principal ExecutiveOfficer)
James A. Egide


/s/ MICHAEL D. BARD          Director and Principal             April 10, 2008
--------------------         Financial and
Michael D. Bard              Accounting Officer


/s/ JOSEPH P. NEGLIA         Director                           April 10, 2008
--------------------
Joseph P. Neglia


/s/ KEITH CANNON             Director                           April 10, 2008
---------------------
Keith Cannon

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2007 and 2006










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

                        GLOBAL PARI-MUTUEL SERVICES, INC.


                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm.................... F-1

Consolidated Balance Sheets - December 31, 2007 and 2006................... F-2

Consolidated Statements of Operations for the Years Ended December 31,
   2007 and 2006  ......................................................... F-3

Consolidated Statements of Stockholders' Deficit for the Years Ended
   December 31, 2006 and 2007.............................................. F-4

Consolidated Statements of Cash Flows for the Years Ended December 31,
   2007 and 2006  ......................................................... F-5

Notes to Consolidated Financial Statements................................. F-6

HANSEN, BARNETT & MAXWELL, P.C.
  A Professional Corporation
 CERTIFIED PUBLIC ACCOUNTANTS                Registered with the Public Company
  5 Triad Center, Suite 750                      Accounting Oversight Board
Salt Lake City, UT 84180-1128
    Phone: (801) 532-2200                         an independent member of
     Fax: (801) 532-7944                          BAKER TILLY INTERNATIONAL
       www.hbmcpas.com



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Global Pari-Mutuel Services, Inc.

We have audited the accompanying consolidated balance sheets of Global Pari-Mutuel Services, Inc. and subsidiaries as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Pari-Mutuel Services, Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has just began generating revenues and has experienced losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment, effective January 1, 2006.



                                            HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
April 8, 2008


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

December 31,                                              2007            2006
--------------------------------------------           -----------    -----------

ASSETS
Current Assets
 Cash                                                  $    40,822    $       519
 Accounts receivable, net of allowance for doubtful
   accounts of $4,859                                       39,937           --
                                                       -----------    -----------
 Prepaid expenses                                            5,001         53,500
                                                       -----------    -----------
Total Current Assets                                        85,760         54,019
                                                       -----------    -----------
Property and equipment, net of accumulated
   depreciation of $1,023                                   18,769           --
                                                       -----------    -----------
Total  Assets                                          $   104,529    $    54,019
                                                       ===========    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                       $   112,798    $   132,462
Accounts payable - related party                            81,187         46,560
Track settlements and wagering deposits                     36,103           --
Accrued expenses                                            23,423         48,500
Accrued interest payable                                    18,983           --
Accrued litigation settlement                                 --           29,321
Notes payable, current portion                              65,000         65,000
                                                       -----------    -----------
   Total Current Liabilities                               337,494        321,843
                                                       -----------    -----------

Long-Term Notes Payable, net of current portion            598,094        176,488
                                                       -----------    -----------
Total Liabilities                                          935,588        498,331
                                                       -----------    -----------
Minority Interest                                          464,905        400,000
                                                       -----------    -----------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
authorized, none issued                                       --             --
Common stock - $0.001 par value; 25,000,000 shares
authorized; 16,400,341 and 14,575,341 shares issued
and outstanding, respectively                               16,400         14,575
Additional paid-in capital                               7,905,430      6,308,246
Accumulated deficit                                     (9,217,794)    (7,167,133)
                                                       -----------    -----------
   Total Stockholders' Deficit                          (1,295,964)      (844,312)
                                                       -----------    -----------
Total Liabilities and Stockholders' Deficit            $   104,529    $    54,019
                                                       ===========    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS




                                                       For the Years Ended
                                                          December 31,
                                                      2007              2006
                                                 ------------      ------------
Revenue                                          $    256,892      $        767
Cost of revenue                                      (183,663)             --
Royalty expense                                      (640,000)             --
                                                 ------------      ------------
Gross Profit                                         (566,771)              767
                                                 ------------      ------------

Operating Expenses
General and administrative expenses                (1,650,935)         (584,878)
Research and development                             (130,544)         (186,200)
Interest expense                                      (34,340)          (84,107)
Interest income                                            27              --
                                                 ------------      ------------
Net loss before minority interest                  (2,382,563)         (854,418)
                                                 ------------      ------------
Minority interest share of net loss                   331,902              --
                                                 ------------      ------------
Net Loss                                         $ (2,050,661)     $   (854,418)
                                                 ============      ============
Basic and Diluted Loss Per Share                 $      (0.13)     $      (0.07)
                                                 ============      ============
Basic and Diluted Weighted-Average
   Common Shares Outstanding                       15,476,989        11,990,616
                                                 ------------      ------------



              The accompanying notes are an integral part of these
                        consolidated financial statements


                                 GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                           Common Stock         Additional                                    Total
                                    -------------------------     Paid-in      Deferred     Accumulated    Stockholders'
                                      Shares        Amount        Capital    Compensation     Deficit        Deficit
                                    -----------   -----------   -----------  ------------   -----------    -----------

Balance at December 31, 2005         11,199,460   $    11,199   $ 5,192,057   $      --     $(6,312,715)   $(1,109,459)
                                    -----------   -----------   -----------   -----------   -----------    -----------

Issuance of common stock for cash       500,000           500        99,500          --            --          100,000

Issuance of common stock to
 pay interest expense                   261,738           262        91,345          --            --           91,607

Issuance of common stock to
 settle notes payable                 2,469,143         2,469       761,731          --            --          764,200

Issuance of common stock to  pay
 investor relations contract            145,000           145        43,355          --            --           43,500

 Stock option expense                      --            --         120,258          --            --          120,258

Net loss                                   --            --            --            --        (854,418)      (854,418)
                                    -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2006         14,575,341        14,575     6,308,246          --      (7,167,133)      (844,312)
                                    -----------   -----------   -----------   -----------   -----------    -----------

Issuance of common stock for cash       800,000           800       279,200          --            --          280,000

Issuance of common stock to  pay
 investor relations contract             25,000            25        16,225          --            --           16,250

Issuance of stock to acquire
 Royal Turf Club St Kitts             1,000,000         1,000       639,000          --            --          640,000

Stock option expense                       --            --         662,759          --            --          662,759

Net loss                                   --            --            --            --      (2,050,661)    (2,050,661)
                                    -----------   -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2007         16,400,341   $    16,400   $ 7,905,430   $      --     $(9,217,794)   $(1,295,964)
                                    ===========   ===========   ===========   ===========   ===========    ===========



               The accompanying notes are an integral part of these consolidated financial statements.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                         For the Years Ended
                                                             December 31,
                                                         2007           2006
                                                     -----------    -----------
Cash Flows from Operating Activities
Net loss                                             $(2,050,661)   $  (854,418)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Expenses paid by minority interest holders             396,807        400,000
  Minority interest share of loss                       (331,902)
  Depreciation and amortization                            1,023           --
  Allowance for doubtful accounts                          4,859           --
  Stock based compensation and interest                  679,009        204,364
  Stock issued for acquisition of Royal Turf
    Club - St Kitts and payment of royalty
    agreement                                            640,000           --
Change in operating assets and liabilities:
    Accounts receivable                                  (44,796)           513
    Prepaid expenses                                      48,499        (10,000)
    Accounts payable and accrued expenses                132,257         87,204
                                                     -----------    -----------
  Net Cash Used in Operating Activities                 (524,905)      (172,337)
                                                     -----------    -----------
Cash Flows from Investing Activities
Purchase of software and equipment                       (19,792)          --
                                                     -----------    -----------
  Net Cash Used in Investment Activities                 (19,792)          --
                                                     -----------    -----------
Cash Flows from Financing Activities
Proceeds from issuance of common stock                   280,000        135,000
Proceeds from loan payable - related party               130,000          6,000
Proceeds from borrowings                                 175,000           --
Payments on loan payable - related party                    --           (6,000)
  Net Cash Provided by Financing Activities              585,000        135,000
                                                     -----------    -----------
Net Increase (Decrease) in Cash                           40,303        (37,337)
Cash - Beginning of Period                                   519         37,856
                                                     -----------    -----------
Cash - End of Period                                 $    40,822    $       519
                                                     ===========    ===========

 Cash Paid for Interest                              $      --      $      --
                                                     ===========    ===========
 Cash Paid for Taxes                                 $      --      $      --
                                                     ===========    ===========

Supplemental Disclosure of Noncash Investing and
  Financing Activities
Notes payable issued to pay accrued expenses         $   116,606    $      --
Accrued interest and notes payable converted to
  common stock                                       $      --      $   771,701
Prepaid expenses paid with common stock              $      --      $    43,500



              The accompanying notes are an integral part of these
                        consolidated financial statements

                                      F-5

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Global Pari-Mutuel Services, Inc. (the "Company" or "Global") was organized on January 27, 1997 under the laws of the State of Nevada. Global has previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, development of a credit card processing services business with a related operation of providing ATM debit card services to online gaming customers. With the exception of licensing pari-mutuel software, Global discontinued, sold or abandoned each of these previous operations. The Company presently plans to obtain revenue from its pari-mutuel operations in any of the five following ways: (1) settlement and reconciliation services for pari-mutuel bettors, (2) sub-licensing of the Company's contracts with race tracks to physical off-track-betting parlors ("OTBs"), (3) wagering through the Company's call center at race tracks with whom the Company has contracts, (4) resale of equipment and software required by operations of physical and virtual OTBs, and (5) licensing of its pari-mutuel software to virtual OTBs. The Company is currently generating revenue from its pari-mutuel operations in all of its planned operations except from licensing of its pari-mutuel software to virtual OTBs.

Acquisition of Royal Turf Club, Inc. - On April 19, 2006, the Board of Directors of the Company, finalized and closed an Exchange Agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCN") a Nevada corporation and its wholly owned subsidiary the Royal Turf Club of Antigua ("RTCA") in exchange for six million (6,000,000) shares of the Company's shares of common stock. Additionally, subject to the terms and conditions set forth in the Agreement, if RTCN's pretax profit for the year ended December 31, 2008 is equal to or greater than $4,000,000, the Company will issue an additional 500,000 shares of Global common stock.

Prior to the exchange of shares, RTCN was owned primarily by the principal owners of the Company. Since the exchange was between entities under common control, the purchase of RTCA has been accounted for at the carrying basis of the assets and liabilities acquired rather than the value of the shares issued. The Company has accounted for the acquisition similar to the pooling of interest method used for Companies that have been acquired under common control. The Company's financial statements have been adjusted to give effect to the acquisition of RTCN as if it had occurred on April 25, 2005, the date of inception of RTCN.

Effective December 31, 2006 RTCN and RTCA completed an Agreement with Global Financial Solutions Holdings, Ltd. an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands ("GFS") to transfer 50% of the outstanding common stock of RTCA for the development, implementation and operation of a horse and dog racing hub in Antigua. See Note 7 for further discussion.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Acquisition of Royal Turf Club of St Kitts. - On October 23, 2007, the Board of Directors of the Company, finalized and closed an Exchange Agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCK") a St. Kitts and Nevis corporation in exchange for one million (1,000,000) shares of the Company's shares of common stock. The acquisition of RTCK enables the Company to open a call-center in St. Kitts and effectively terminates a contract between the Company and RTCK wherein the Company would pay royalties to RTCK in a total amount not to exceed $640,000. Since there were no significant assets, RTCK was not yet considered a business. Therefore, the purchase price for RTCK was the value of the royalty payments of $640,000 to be paid. The Company cannot currently estimate when these royalty payments were to be paid and has expensed them in the accompanying financial statements. Related parties owned 57% of RTCK. RTCK began operations in March 2004.

Development Stage - During the fourth quarter of 2007 the Company ceased being a development stage enterprise because its planned principal operations commenced and the Company began generating revenue from its planned operations. During the quarter ended December 31, 2007 the Company generated $213,716 of revenues. All previous financial statements were prepared as a development stage enterprise.

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

Business Condition and Risks - The Company has only recently begun to generate revenues, generating $256,892 during 2007, of which $213,716 was generated during the three months ended December 31, 2007. It has an accumulated deficit of $9,217,794 at December 31, 2007 and net losses of $2,050,661 and $854,418 during 2007 and 2006, respectively, and has used cash in operating activities of $524,905 and $172,337 during 2007 and 2006, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable -- The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances.

Equipment and Software-Equipment and software is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which range from six to ten years. Maintenance and repairs of equipment are charged to operations and major improvements are capitalized. Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

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

Research and Development - The Company incurred research and development costs of $130,544 and $186,200 during the years ended December 2007 and 2006, respectively, all of which were expensed. The research and development costs were for the development of software to be used in RTCA's hub operations in Antigua.

Revenue Recognition - Revenue from the Company's various pari-mutuel operations are recognized when persuasive evidence of a contract arrangement exists, wherein the client agrees to pay the Company for access to pari-mutuel wagering pools with pari-mutuel tracks that the Company has contracts with or pay the Company for settlement and reconciliation services; and the fee is fixed or determinable or the software has been delivered and fully installed at an Internet OTB site, and collectability is probable. During the years ended December 31, 2007 and 2006, $256,892 and $767 in revenue was recognized, respectively, from the Company's pari-mutuel operations. The cost of sales of these revenues was $823,663 for the year ended December 31, 2007, and $ 0 during the year ended December 31, 2006. Included in the cost of sales is $640,000 for royalty expense associated with the acquisition of Royal Turf Club of St. Kitts.

During they year ended December 31, 2007, contracts with three customer accounted for 56%, 22%, and, 18% of the Company's revenues, respectively.

Stock-Based Compensation -- Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For the year ended December 31, 2007 and 2006, the Company calculated stock-based compensation expense of $679,009 and $120,258, respectively, related to stock options. Since there were no options outstanding at January 1, 2006, there was no effect to the Company's adoption of SFAS 123R. Stock-based compensation has been included in the Statement of Operations as follows:

                                        Selling, General,
                                              and         Research and
                               Prepaid   Administrative    Development   Total
       Period Reported         Expense      Expense         Expense     Expense
       ---------------         -------      -------         -------     -------

Year ended December 31, 2007   $   --       $639,745       $ 39,264     $679,009

Year ended December 31, 2006   $ 43,500     $120,258       $   --       $120,258


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

The Company issued 1,050,000 options to various employees and consultants at exercise prices from $0.35 to $0.60 per share during the year ended December 31, 2007. 851,000 of the options vested immediately and the remaining 199,000 options vest from November 2007 to May 2009. The options expire 10 years from date of grant if unexercised.

The financial statements include compensation costs relating to stock-based compensation for the years ended December 31, 2006, based on the Black Scholes option pricing model and valued under the following weighted average assumptions: risk free interest rate 4.8%, volatility 269.49%, and a weighted average life of 8.8 years and December 31, 2007, valued under the following weighted average assumptions: risk free interest rate 5.0%, volatility 257.95%, and a weighted average life of 10 years

The expected life of stock options represents the period of time that the stock options granted are expected to be outstanding based on historical exercise trends. The expected volatility is based on the historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2007 and 2006 there were 1,900,000 and 850,000 potentially issuable common shares, respectively, from stock options and 1,179,522 and zero potentially issuable common shares, respectively from convertible notes payable. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Recent Accounting Pronouncements - In September 2006, the Financial Accounting Standards Board "FASB" issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The Company does not expect the adoption of SFAS No. 157 to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company has not yet determined the effect on its consolidated financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 -- INCOME TAXES

The components of the net deferred tax asset at December 31, 2007 and 2006 are as follows:

For the Years Ended December 31,                       2007             2006
-----------------------------------                -----------      -----------
Operating loss carry forwards                      $ 2,312,404      $ 1,840,517
Impairment of investment in securities                 415,140          415,140
Valuation allowance                                 (2,727,544)      (2,255,657)
                                                   -----------      -----------
Net Deferred Tax Asset                             $      --        $      --
                                                   -----------      -----------


The Company has tax operating loss carry forwards totaling approximately $6,801,188 at December 31, 2007 that will expire if unused from 2018 through 2027.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                           2007          2006
----------------------------------------                ---------     ---------
Tax benefit at statutory rate of 34%                      697,225       286,739
Non deductible stock based compensation expense          (225,338)      (36,621)
Change in valuation allowance                            (471,887)     (250,118)
                                                        ---------     ---------
Provision for Income Taxes                              $    --       $    --
                                                        ---------     ---------


NOTE 3 - NOTES PAYABLE & RELATED PARTY ADVANCES

Notes Payable to Shareholder and Related Parties - On June 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (see Note 6) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest were due and payable on December 15, 2006. On August 16, 2006, the Company repaid the $37,500 note payable through the issuance of 107,143 shares of common stock valued at $0.35 per share.

On October 15, 2005 the Company borrowed $37,500 from a Company officer and $7,500 from a shareholder to meet the Company's obligations under the "Settlement Agreement" (see Note 6) through the issuance of unsecured notes bearing interest at 10%. These notes and accrued interest were due and payable on December 15, 2006. On August 16, 2006, the Company repaid the $37,500 note payable through the issuance of 107,143 shares of common stock valued at $0.35 per share.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 2005 the Company converted debts owed to a shareholder for expenses through the issuance of an unsecured note in the amount of $50,000 which matured on December 31, 2007 and bears interest at a rate of 10% per annum.

On June 1, 2007, the Company issued an unsecured note for $240,091, bearing interest at 10% per annum, to its Chairman and Chief Executive Officer to retire the existing revolving credit line of $176,488 (see below), settle accrued interest through May 31, 2007 on the line or credit of $7,353 and converted $56,250 for unpaid salary due through March 31, 2007. The maturity date on this note was June 30, 2008. On September 10, 2007, this unsecured note was transferred to a convertible promissory note (see below).

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company could borrow funds under a credit line from its Chairman and Chief Executive Officer. On January 1, 2006 the Company owed $196,988 under the credit line. Borrowings under the agreement are unsecured, bear interest at 8% and were due on June 30, 2008. During the year ended December 31, 2006 there were no draws and $20,500 was repaid by the issuance of 68,333 shares of the Company's common stock at $0.30 per share. On June 1, 2007 the balance of the note totaling $176,488 was transferred to a new note (see above).

Convertible Promissory Notes - On January 1, 2006 the Company held 8% convertible promissory notes with a face value of $225,000 and a maturity date of December 31, 2007. On December 1, 2006, 750,000 shares of the Company's common stock was issued at $0.30 per share to pay the principal balance on these notes of $225,000.

On September 10, 2007, the Company issued a $248,094, 10% convertible promissory note to the Chairman and Chief Executive Officer to retire a note dated June 1, 2007 in the amount of $240,091 (see above) and accrued interest through September 30, 2007 of $8,003. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share.

On September 30, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $5,000 in cash advances and to pay $45,000 for salary due for the period April 1 through September 30, 2007. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share.

On September 30, 2007, the Company issued a $50,000, 10% convertible promissory note to a shareholder to repay $50,000 in cash advances. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share.

On October 15, 2007, the Company issued a $25,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $25,000 in cash advances. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share.

On October 25, 2007, the Company issued a $175,000, 10% convertible promissory note in exchange for cash. The maturity date on this note is December 31, 2010. The note is convertible to shares of the Company's common stock at $0.50 per share.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On December 31, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $50,000 in cash advances. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share.

The Company evaluated all of the above convertible promissory notes and determined no beneficial conversion features exist.

Series A and B Convertible Promissory Notes - On January 1, 2006, the Company held $154,500 in 8% convertible notes that were due December 31, 2007. On December 1, 2006, 515,000 shares of the Company's common stock were issued at $0.30 per share to pay the principal balance on these notes of $154,500.

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

Accrued Interest - On August 16, 2006, the Company issued 261,738 shares of common stock at $0.35 per share to pay interest due on all notes through December 31, 2006 in the amount of $91,608. Accrued interest at December 31, 2007 was $18,983.

Notes payable are summarized as follows:

December 31                                                      2007       2006
----------------------------------------------------------   --------   --------
10% notes payable to shareholder, due on demand, unsecured $ 65,000 $ 65,000 10% revolving credit loan, unsecured, due June 30, 2008,
   Transferred to a convertible note during 2007                 --      176,488
10% notes payable convertible at $0.50 per share of common
   stock to a related party, due January 2009                 373,094       --
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2009                  50,000       --
10% notes payable convertible at $0.50 per share of common
   stock, due December 2010                                   175,000       --
                                                             --------   --------
Total notes payable less unamortized discount                 663,094    241,488
Less:  current portion                                         65,000     65,000
                                                             --------   --------
Long-Term Notes Payable                                      $598,094   $176,488
                                                             ========   ========


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Future maturities of notes payable as of December 31, 2007 are as follows: 2008
- $65,000; 2009 - $423,094; 2010 - $175,000.

Accounts Payable - Related Party - During the year ended December 31, 2006, the
Chairman and Chief Executive Officer provided the company with $46,560 to settle operational expenses. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.

At December 31, 2007, the Company owed officers and directors $8,615 for expenses and owed the Chairman and Chief Executive Officer $960 for advances to the Company for operational expenses. In addition, the Company owed Global
Financial Solutions Holdings, Ltd, the minority shareholder in the Company's
Antigua operations, $71,612. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - During 2006, the Company granted 300,000 options for the purchase of common stock at $0.35 per share. During 2007 the Company granted
1,050,000 options for the purchase of common stock at $0.35 to $0.60 per share.

Qualified Options - During September 2000, the Board of Directors approved for submission to vote by the Company's shareholders, the 2000 Stock Option and Restricted Plan (the "Plan"). The Company's shareholders approved the Plan as of
March 31, 2001. Under the terms of the Plan, the Company reserved 750,000 shares of common stock for option and restricted stock grants to be issued during a period of up to 10 years. Directors, officers and key employees are eligible to participate in the Plan. On December 21, 2006, a Unanimous Written Consent of
Shareholders was completed wherein, the majority of the shareholders of Global
Pari-Mutuel Services, Inc., agreed to modify the Plan by increasing the number of options available for the purchase of common shares of the Company by 1,000,000 to 1,750,000. At December 31, 2007, 1,049,500 options to purchase common shares of the Company are available for issuance under the plan.

During 2006 the Company granted 550,000 options for the purchase of common stock at $0.35 per share under the plan. During 2007 the Company did not grant options under the plan.

A summary of stock option activity for the years ended December 31, 2007 and 2006 is as follows:

                                                                              Weighted
                                                             Weighted          Average
                                                              Average       Fair Value at
                                                Options    Exercise Price   Date of Grant
                                               ---------   --------------   -------------
Balance December 31, 2005                           --            --               --
   Granted                                       850,000      $   0.35        $    0.35
                                               ---------      --------        ---------
Balance December 31, 2006                        850,000      $   0.35        $    0.35
   Granted                                     1,050,000      $   0.55        $    0.55
                                               ---------      --------        ---------
Balance December 31, 2007                      1,900,000      $   0.46        $    0.46
                                               ---------      --------        ---------
Options exercisable at December 31, 2006         450,000      $   0.35        $   0.185
                                               ---------      --------        ---------
Options exercisable at December 31, 2007       1,650,500      $   0.47        $    0.44


                                      F-14

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2007, there was approximately $55,846 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 0.79 years. The aggregate intrinsic value of options expected to vest at December 31, 2007 was $830,000. The aggregate intrinsic value of options exercisable at December 31, 2007 was $712,775. The year end intrinsic value is based on a December 31, 2007 closing price of $0.90. The weighted average remaining contractual life of the options is 8.9 years.

The aggregate intrinsic value of options expected to vest at December 31, 2006 was $0. The aggregate intrinsic value of options exercisable at December 31, 2006 was $0. The year end intrinsic value is based on a December 31, 2006 closing price of $0.29. The weighted average remaining contractual life of the options is 8.8 years.

NOTE 5 - COMMON STOCK

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

During the year ended December 31, 2007, the Company issued 800,000 shares of common stock at $0.35 per share for cash.

During the year ended December 31, 2007 the Company paid expenses through the issuance of 25,000 shares of common stock at $0.65 per share.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In January 2007 the final payment of $29,321 was made.


NOTE 7 AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

Effective December 31, 2006, RTCN and RTCA completed an Agreement with Global Financial Solutions Holdings, Ltd. ("GFS"), an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands to transfer 50% of the outstanding common stock of RTCA for the development, implementation and operation of a horse and dog racing hub in Antigua.

Under the terms of the agreement, (a) RTCA issued to GFS a fifty percent (50%) ownership in RTCA's outstanding common stock, (b) GFS committed to make payments on behalf of RTCA for the purpose of developing, constructing, implementing and operating a central system horse and dog racing hub, (c) RTCN agreed to manage the business of RTCA, and (d) RTCN and GFS, as the sole Shareholders of RTCA, and subject to (c) above will make certain agreements regarding the operations and their ownership of RTCA.

For consideration of receiving the RTCA Shares, GFS has, as of December 31, 2006, provided an amount of the funds necessary for all expenses related to the initial development, which includes license fees, construction and implementation of the Hub Operation aggregating approximately $400,000, and will agree to continue to pay future Hub Implementation and Operational Expenses as described below.

Once the Hub Operation has been launched and is considered operational and profitable, all expenses necessary and related to the ongoing operation and management of the Hub Operation ("Hub Operational Expenses") shall be paid out of the funds generated by the activities of the Hub Operation. The Hub Operational Expenses shall include all costs of operating and managing the Hub Operation. If the Hub Operation does not immediately generate sufficient funds to pay for the ongoing Hub Operational Expenses, GFS shall pay the expenses on the same basis and upon the same conditions as Hub Implementation Expenses until such time as the Hub Operation is profitable without reimbursement, or until April 30 2007, whichever occurs first.

Thereafter, any contributions needed for Hub Operational Expenses shall be paid by the Shareholders equally. If either Shareholder fails to make all or a part of any required contribution, at the option of the other Shareholder either (i) such other Shareholder shall make said payment or (ii) the Shareholder failing to make the contribution shall forfeit such portion of its stock in RTCA as is proportionate to the amount of the failure and a figure equal to an overall capitalization of RTCA of twice the aggregate amount paid by GFS for the RTCA Shares (excluding amounts paid by it under this sentence).

Under the terms of the agreement GFS paid $400,000 of research and development expenses for RTCA. The amount was treated as a minority interest in subsidiary as of December 31, 2006.

During the year ended December 31, 2007, GFS paid $468,418 towards operations of the Antigua Hub. At December 31, 2007, the Company owed GFS $71,612 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through December 31, 2007.