Form 10-Q
period 2008-03-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2008-05-12
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               For the transition periods from ________to________
                        Commission file number 000-32509


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                             88-0396452
      (State of Incorporation)         (IRS Employer Identification No.)

                 1231 West Honeysuckle Lane, Chandler, AZ 85248
                    (Address of principal executive offices)

                                 (415) 302-8621
                     (Telephone number, including area code)

                 2533 North Carson Street, Carson City NV 89706
                                (Former Address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated files, and accelerated filer, a non-accelerated filer, or small reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 pf the Exchange Act.

         Large accelerated filer [ ]      Accelerated filer  [ ]

         Non-accelerated filer   [ ]      Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of April 29, 2008.

Common Stock, $.001 par value 16,480,341 (Class) (Number of shares)

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2007

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I     Financial Information

Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited)
             -- March 31, 2008 and December 31, 2007                        1

           Condensed Consolidated Statements of Operations
             (Unaudited) - For the Three Ended March 31, 2008 and 2007      2

           Condensed Consolidated Statements of Cash Flows
             (Unaudited) - For the Three Months Ended
             March 31, 2008 and 2007                                        3

           Notes to Condensed Consolidated Financial Statements             4

Item 2     Management's Discussion and Analysis or Plan of Operation        7

Item 3     Controls and Procedures                                          9

PART II    Other Information

Item 6     Exhibits and Reports on Form 8-K                                 9

Signature Pages                                                             9


                                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (UNAUDITED)

                                                                                    March 31,     December 31,
                                                                                       2008           2007
                                                                                   -----------    -----------
                                     ASSETS
Current Assets:
  Cash                                                                             $    11,854    $    40,822
  Accounts receivable, net of allowance for doubtful accounts of $4,859                 54,731         39,937
  Prepaid expenses                                                                      89,001          5,001
  Other current assets                                                                   3,744           --
                                                                                   -----------    -----------
     Total Current Assets                                                              159,330         85,760
Property and equipment, net of accumulated  depreciation of $1,643 and
  $1,023, respectively
                                                                                        18,149         18,769
                                                                                   -----------    -----------
          Total Assets                                                             $   177,479    $   104,529
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                                 $   165,267    $   112,798
  Accounts payable related party                                                        93,728         81,187
  Track settlements and wagering deposits                                               15,789         36,103
  Accrued expenses                                                                       9,265         23,423
  Accrued interest payable                                                              24,952         18,983
  Notes payable, current portion                                                       563,094         65,000
                                                                                   -----------    -----------
    Total Current Liabilities                                                          872,095        337,494
Long-term notes payable, net of current portion                                        175,000        598,094
                                                                                   -----------    -----------
         Total Liabilities                                                           1,047,095        935,588
                                                                                   -----------    -----------
Minority Interest                                                                      469,128        464,905
                                                                                   -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                                     --             --
  Common stock -- $0.001 par value; authorized 25,000,000 shares;
     16,480,341 and 16,400,341 shares issued and outstanding, respectively              16,480         16,400
  Additional paid in capital                                                         8,011,229      7,905,430
  Accumulated deficit                                                               (9,366,453)    (9,217,794)
                                                                                   -----------    -----------
     Total Stockholders' Deficit                                                    (1,338,744)    (1,295,964)
                                                                                   -----------    -----------

Total Liabilities and Stockholders' Deficit                                        $   177,479    $   104,529
                                                                                   ===========    ===========


     The accompanying notes are an integral part of these condensed consolidated financial statements.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            For the Three Months
                                                                Ended March 31,
                                                        ----------------------------
                                                            2008            2007
                                                        ------------    ------------
Revenue                                                 $    396,144    $     14,165
Cost of revenue                                              277,857          12,640
                                                        ------------    ------------
Gross Profit                                                 118,287           1,525
                                                        ------------    ------------
Operating Expenses
General and administrative expense                          (324,302)       (222,859)
Interest expense                                             (18,452)         (6,037)
Interest income                                                   11               7
                                                        ------------    ------------
Net Loss before minority interest                           (224,456)       (227,364)
                                                        ------------    ------------
Minority interest share of net loss                           75,797          52,894
                                                        ------------    ------------
Net Loss                                                $   (148,659)   $   (174,470)
                                                        ============    ============

Basic and Diluted Loss Per Share                        $      (0.01)   $      (0.01)
                                                        ============    ============

Basic and Diluted Weighted-Average Shares Outstanding     16,403,008      15,004,835
                                                        ------------    ------------




     The accompanying notes are an integral part of these condensed consolidated financial statements.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------
                                                           2008          2007
                                                        ---------     ---------
Cash Flows from Operating Activities
Net loss                                                $(148,659)    $(174,470)
Adjustments to reconcile net loss to net cash
   used by operating activities:
  Net expenses paid by minority interest holders           80,020        91,299
  Minority interest share of loss                         (75,797)      (52,894)
  Depreciation and amortization                               620          --
  Stock based compensation and interest                    21,879        15,093
  Change in operating assets and liabilities:
    Accounts receivable                                   (14,794)       (2,973)
    Prepaid expenses                                         --           8,375
    Other current assets                                   (3,744)         --
    Accounts payable and accrued expenses                  37,757      (126,853)
                                                        ---------     ---------
  Net Cash Used in Operating Activities                  (102,718)     (242,423)
                                                        ---------     ---------
Cash Flows from Investing Activities
                                                        ---------     ---------
  Net Cash Used in Investment Activities                     --            --
                                                        ---------     ---------
Cash Flows from Financing Activities
Proceeds from issuance of common stock                       --         253,750
Proceeds from borrowings                                   73,750          --
                                                        ---------     ---------
  Net Cash Provided by Financing Activities                73,750       253,750
                                                        ---------     ---------
Net Increase (Decrease) in Cash                           (28,968)       11,327
Cash - Beginning of Period                                 40,822           519
                                                        ---------     ---------
Cash - End of Period                                    $  11,854     $  11,846
                                                        =========     =========
Supplemental Cash Flow Information
                                                        ---------     ---------
    Cash paid for interest                              $   3,260     $    --
                                                        ---------     ---------
Non Cash Investing and Financing Activities
                                                        ---------     ---------
    Common stock issued for prepaid expense                84,000          --
                                                        ---------     ---------
    Accrued interest converted to note payable              1,250          --
                                                        ---------     ---------

   The accompanying notes are an integral part of these condensed consolidated financial statements.


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The unaudited condensed consolidated financial statements of Global Pari-mutuel Services, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission.
Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Global Pari-mutuel
Services' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 2008.

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation --The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel
Services, Inc. and its wholly-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company has only recently begun to generate revenues, generating $396,144 and $14,165 during the three months ended March
31, 2008 and 2007, respectively. It has an accumulated deficit of $9,366,453 at March 31, 2008 and net losses of $148,659 and $174,470 during the three months ended March 31, 2008 and 2007, respectively, and has used cash in operating activities of $102,718 and $242,423 during the three months ended March 31, 2008 and 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- For the three months ended March 31, 2008, the
Company calculated compensation expense of $21,879 related to stock options and $15,093 for the three months ended March 31, 2007.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2008 and 2007 there were 1,900,000 and 850,000 potentially issuable common shares, respectively, from stock options and as of March 31, 2008, 1,304,522 and zero potentially issuable common shares from convertible notes payable. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.


Fair Value of Financial Instruments -- The carrying amounts reported in the balance sheets for accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amounts reported for notes payable and long-term debt approximate fair value because the underlying instruments are at interest rates which approximate current market rates.

Recent Accounting Standards -- In September 2006, the Financial Accounting
Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February
2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative
Instruments and Hedging Activities--an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above. The Company is does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued Statements of Financial Accounting Standards
No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and No. 160,
"Noncontrolling Interests in Consolidated Financial Statements - an amendment to
ARB No. 51" ("SFAS 160"). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination.
SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The Company does not expect the adoption of SFAS 141R or 160 to have a material impact on its results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for
Financial Assets and Financial Liabilities--Including an amendment to FASB
Statement No. 115 ("SFAS 159"). SFAS 159 allows companies to choose to measure eligible assets and liabilities at fair value with changes in value recognized in earnings. Fair value treatment for eligible assets and liabilities may be elected either prospectively upon initial recognition, or if an event triggers a new basis of accounting for an existing asset or liability. The Company adopted
SFAS 159 on January 1, 2008. The adoption of SFAS 159 had no material impact on the Company's financial position and results of operations as the Company has not elected to utilize the fair value option on any assets or liabilities.


NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

On January 8, 2008, the Company issued a $75,000, 10% convertible promissory note in exchange for $73,750 in cash and payment of interest of $1,250. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share. The Company evaluated the above convertible promissory note and determined no beneficial conversion feature exists.

Notes payable are summarized as follows:

                                                                 March 31,    December 31,
                                                                   2008          2007
                                                                 --------      --------
10% notes payable to shareholder, due on demand, unsecured       $ 65,000      $ 65,000
10% notes payable convertible at $0.50 per share of common
   stock to a related party, due January 2009                     373,094       373,094
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2009                     125,000        50,000
10% notes payable convertible at $0.50 per share of common
   stock, due December 2010                                       175,000       175,000
                                                                 --------      --------
Total notes payable less unamortized discount                     738,094       663,094
Less:  current portion                                            563,094        65,000
                                                                 --------      --------
Long-Term Notes Payable                                          $175,000      $598,094
                                                                 ========      ========


Accounts Payable - Related Party - At March 31, 2008, the Company owed officers and directors $136 for expenses. In addition, the Company owed Global Financial
Solutions Holdings, Ltd, the minority shareholder in the Company's Antigua operations, $93,592. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.


NOTE 3 AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

Effective December 31, 2006, Royal Turf Club, Inc - Nevada ("RTCN") and Royal
Turf Club, Inc. - Antigua ("RTCA") completed an Agreement with Global Financial
Solutions Holdings, Ltd. ("GFS"), an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands to transfer 50% of the outstanding common stock of RTCA for the development, implementation and operation of a horse and dog racing hub in Antigua.

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

For consideration of receiving the RTCA Shares, GFS, as of December 31, 2006, provided an amount of funds necessary for all expenses related to the initial development, which includes license fees, construction and implementation of the Hub Operation aggregating approximately $400,000, and agreed to continue to pay future Hub Implementation and Operational Expenses as described below.

GFS paid all of the expenses of the Hub Operation on the same basis and upon the same conditions as Hub Implementation Expenses through April 30, 2007 without reimbursement. Thereafter, any contributions needed for Hub Operational Expenses

                                       6

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

During the three months ended March 31, 20008, GFS paid $102,000 towards operations of the Antigua Hub. At March 31, 2008, the Company owed GFS $93,592 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through March 31, 2008.

NOTE 4 -- STOCK OPTIONS

Non-Qualified Options - During the three months ended March 31, 2008 and 2007, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the three months ended March 31, 2008 and 2007, the Company did not grant options for the purchase shares of common stock. At March 31, 2008, there were 1,049,500 qualified options available for future grants under the Plan.

At March 31, 2008, there were 1,650,500 options exercisable with a weighted average exercise price of $0.47 per share.

A summary of employee stock option activity for the three months ended March 31, 2008, is presented below:

                                Shares     Weighted Average    Aggregate
                                 Under         Exercise        Intrinsic
                                Option          Price            Value
                             ------------   ---------------   -----------
     Outstanding at
       December 31, 2007       1,900,000          $0.46
          Granted                  -                -
          Exercised                -                -
          Forfeited                -                -
          Expired                  -                -
                             ------------   ---------------   -----------
     Outstanding at
       March 31, 2008          1,900,000          $0.46        $1,210,000
                             ============   ===============   ===========
     Exercisable at
       March 31, 2008          1,650,500          $0.47        $1,042,875
                             ============   ===============   ===========


The intrinsic value is based on a March 31, 2008 closing price of the Company's common stock of $1.10. As of March 31, 2008, there was approximately $35,627 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.6 years.

NOTE 5 - ISSUANCE OF COMMON STOCK

On March 28, 2008, the Company issued 80,000 shares of its common stock to International Monetary ("IM") in connection with an agreement between the Company and IM, wherein IM will attempt to raise $10,000,000 in convertible debt financing to assist the Company in its acquisition plans.

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

During the three months ended March 31, 2008 and 2007 our revenues were $396,144 and $14,165, respectively. During the three months ended March 31, 2008, $316,542 of the revenue was generated from providing pari-mutuel hub and content services, $72,324 from settlement and reconciliation services and $7,278 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the three months ended March 31, 2008 were $277,857 and gross profit was $118,287. During the three months ended March 31, 2007 all revenue was generated from providing pari-mutuel hub and content services. Cost of sales during the three months ended March 31, 2007 were $12,640 and gross profit was $1,525.

The operating losses we have incurred were $148,659 during the three months ended March 31, 2008 and $174,470 during the three months ended March 31, 2007. Included in the losses were $21,879 and $15,093 of non-cash share based compensation during the three months ended March 31, 2008 and 2007, respectively. These losses and negative cash flows from operating activities, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the three months ended March 31, 2008 we raised $73,750 from borrowings. During the three months ended March 31, 2007 we raised $253,750 from the issuance of common stock. We used cash in operating activities of $102,718 and $242,423 during the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, our current assets and current liabilities were $159,330 and $872,095, respectively.

During 2005 our management initiated plans to focus our principal business activities on pari-mutuel activities. The Company intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet and through international call-centers and physical Off-Track-Betting ("OTBs") facilities. The Company presently has three principal contracts for various pari-mutuel services; one for settlement and reconciliation services, another for pari-mutuel wagering at our call-center and the last for pari-mutuel wagering services through our hub operations in Antigua. The Company also has contracts with approximately 40 horse and dog tracks to provide content and race simulcasts.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2008 would stem only from the demonstrated commercial viability of our core business activities.

We believe that existing funds, funds generated from our operations, plus those we raise from borrowings from our Chairman and others will be sufficient to support our operations for the next twelve months. However, it is possible we will not be able to maintain our core services through such period or that we will not raise sufficient additional funds from asset sales and borrowings to cover operational expenses. Under those circumstances, we will need to obtain additional funding to support our operations. Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts. Our inability to obtain any needed additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

ITEM 3 - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive officer and principal financial officer have concluded that as of the end of the period covered by this Quarterly Report of Form 10-Q such disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting. During the quarter under report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 2 - Unregistered Sales of Equity Securities and Use of Proceeds

On March 28, 2008, the Company issued 80,000 shares of its common stock to International Monetary ("IM") in connection with an agreement between the Company and IM, wherein IM will attempt to raise $10,000,000 in convertible debt financing to assist the Company in its acquisition plans.

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant

Date: May 9, 2008                     By: /S/ James A. Egide
     -------------                        --------------------
                                          James A. Egide
                                          Chairman of the Board Directors
                                          (Principal Executive Officer)

Date: May 9, 2008                     By: /S/ Michael D. Bard
     -------------                        ---------------------
                                          (Principal Financial and Accounting
                                          Officer)