Form 10-Q
period 2008-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2008-08-11
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

    Non-accelerated filer   [   ]             Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of August 10, 2008. Common Stock, $.001 par value 16,480,341 (Class) (Number of shares)

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2008
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I      Financial Information

Item 1      Condensed Consolidated Financial Statements:

            Condensed Consolidated Balance Sheets (Unaudited)
              -- June 30, 2008 and December 31, 2007                        1

            Condensed Consolidated Statements of Operations
              (Unaudited) - For the Three and Six Months Ended
              June 30, 2008 and 2007                                        2

            Condensed Consolidated Statements of Cash Flows
              (Unaudited) - For the Six Months Ended
              June 30, 2008 and 2007                                        3

            Notes to Condensed Consolidated Financial Statements
              (Unaudited)                                                   4

Item 2      Management's Discussion and Analysis or Plan of Operation       8

Item 3      Controls and Procedures                                        10

PART II     Other Information

Item 6      Exhibits and Reports on Form 8-K                               10

Signature Pages                                                            10


                                      PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                                              June 30,      December 31,
                                                                                2008           2007
                                                                             -----------    -----------

                                        ASSETS
Current Assets:
  Cash                                                                       $    20,976    $    40,822
  Accounts receivable, net of allowance for doubtful accounts of $28,722
     and $4,859, respectively                                                     46,959         39,937
  Prepaid expenses                                                                 5,001          5,001
  Other current assets                                                             5,694           --
                                                                             -----------    -----------
     Total Current Assets                                                         78,630         85,760
Property and equipment, net of accumulated  depreciation of $2,263 and
    $1,023, respectively
                                                                                  20,029         18,769
                                                                             -----------    -----------
          Total Assets                                                       $    98,659    $   104,529
                                                                             ===========    ===========

                                                                             -----------    -----------

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                           $   181,352    $   112,798
  Accounts payable related party                                                 116,022         81,187
  Track settlements and wagering deposits                                         69,404         36,103
  Accrued expenses                                                                 5,950         23,423
  Accrued interest payable                                                        43,454         18,983
  Notes payable, current portion                                                 593,094         65,000
                                                                             -----------    -----------
    Total Current Liabilities                                                  1,009,276        337,494
Long-term notes payable, net of current portion                                  175,000        598,094
                                                                             -----------    -----------
         Total Liabilities                                                     1,184,276        935,588
                                                                             -----------    -----------
Minority Interest                                                                483,005        464,905
                                                                             -----------    -----------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                               --             --
  Common stock - $0.001 par value; authorized 25,000,000 shares;
     16,480,341 and 16,400,341 shares issued and outstanding, respectively        16,480         16,400
  Additional paid in capital                                                   8,029,607      7,905,430
  Accumulated deficit                                                         (9,614,709)    (9,217,794)
                                                                             -----------    -----------
     Total Stockholders' Deficit                                              (1,568,622)    (1,295,964)
                                                                             -----------    -----------

Total Liabilities and Stockholders' Deficit                                  $    98,659    $   104,529
                                                                             ===========    ===========


   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                  GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (UNAUDITED)



                                                            For the Three Months            For the Six Months
                                                               Ended June 30,                  Ended June 30,
                                                        ----------------------------    ----------------------------
                                                            2008            2007            2008            2007
                                                        ------------    ------------    ------------    ------------
Revenue                                                 $    281,134    $      4,941    $    677,278    $     19,106
Cost of revenue                                              166,435           4,417         444,292          17,057
                                                        ------------    ------------    ------------    ------------
     Gross profit                                            114,699             524         232,986           2,049
                                                        ------------    ------------    ------------    ------------

Operating Expenses
General and administrative expense                          (416,048)       (789,365)       (740,350)       (998,724)
Research and development                                        --           (35,142)           --           (48,642)
                                                        ------------    ------------    ------------    ------------
     Total operating expenses                               (416,048)       (824,507)       (740,350)     (1,047,366)
                                                        ------------    ------------    ------------    ------------
     Loss from operations                                   (301,349)       (823,983)       (507,364)     (1,045,317)
                                                        ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                             (18,502)         (6,567)        (36,954)        (12,604)
Interest income                                                   14              10              25              17
                                                        ------------    ------------    ------------    ------------
     Total other expenses, net                               (18,488)         (6,557)        (36,929)        (12,587)
                                                        ------------    ------------    ------------    ------------
Net loss before minority interest                           (319,837)       (830,540)       (544,293)     (1,057,904)
                                                        ------------    ------------    ------------    ------------

Minority interest in share of net loss                        71,581          75,892         147,378         128,786

                                                        ------------    ------------    ------------    ------------
Net loss                                                $   (248,256)   $   (754,648)   $   (396,915)   $   (929,118)
                                                        ============    ============    ============    ============

Basic and Diluted Loss Per Share                        $      (0.02)   $      (0.05)   $      (0.02)   $      (0.06)
                                                        ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares Outstanding     16,480,341      15,367,841      16,441,888      15,187,980
                                                        ------------    ------------    ------------    ------------





        The accompanying notes are an integral part of these condensed consolidated financial statements.

                                                     2

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            2008         2007
                                                         ---------    ---------
Cash Flows from Operating Activities
Net loss                                                 $(396,915)   $(929,118)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Net expenses paid by minority interest holders           165,478      181,740
  Minority interest share of loss                         (147,378)    (128,786)
  Allowance for bad debt                                    23,863         --
  Depreciation and amortization                              1,240         --
  Stock based compensation and interest                    124,257      591,634
  Change in operating assets and liabilities:
    Accounts receivable                                    (30,885)        --
    Prepaid expenses                                          --         20,750
    Other current assets                                    (5,694)        --
    Accounts payable and accrued expenses                  174,938      (12,654)
                                                         ---------    ---------
  Net Cash Used in Operating Activities                    (91,096)    (276,434)
                                                         ---------    ---------

Cash Flows from Investing Activities
Purchase of equipment                                       (2,500)        --
                                                         ---------    ---------
  Net Cash Used in Investing Activities                     (2,500)        --
                                                         ---------    ---------

Cash Flows from Financing Activities
Proceeds from issuance of common stock                        --        280,000
Proceeds from borrowings                                    73,750         --
                                                         ---------    ---------
  Net Cash Provided by Financing Activities                 73,750      280,000
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            (19,846)       3,566
Cash - Beginning of Period                                  40,822          519
                                                         ---------    ---------
Cash - End of Period                                     $  20,976    $   4,085
                                                         =========    =========

Supplemental Cash Flow Information
    Cash paid for interest                               $   3,260    $    --
Non Cash Investing and Financing Activities
    Notes payable issued to settle accrued expenses      $  31,250    $  63,603



   The accompanying notes are an integral part of these condensed consolidated financial statements.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
             NOTES TO THE CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation --The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its majority-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company has only recently begun to generate revenues, generating $281,134 and $677,278 during the three and six months ended June 30, 2008, respectively and $4,941 and $19,106 during the three and six months ended June 30, 2007, respectively. It has an accumulated deficit of $9,614,709 at June 30, 2008 and net losses of $248,256 and $396,915 during the three and six months ended June 30, 2008, respectively and $754,648 and $929,118 during the three and six months ended June 30, 2007, respectively. The Company has used cash in operating activities of $91,096 and $276,434 during the six months ended June 30, 2008 and 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Stock-Based Compensation -- For the three and six months ended June 30, 2008, the Company calculated compensation expense of $18,378 and $40,257 related to stock options, respectively and $576,541 and $591,634 for the three months and six months ended June 30, 2007, respectively.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2008 and 2007 there were 1,900,000 potentially issuable common shares, from stock options and as of June 30, 2008, 1,337,855 potentially issuable common shares from convertible notes payable. There were no convertible notes payable at June 30, 2007. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities--an amendment of FASB Statement No. 133, which changes the disclosure requirements for derivative instruments and hedging activities. Enhanced disclosures are required to provide information about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement will require the additional disclosures described above. The Company does not expect the adoption of SFAS 161 to have a material impact on its results of operations or financial condition.

In December 2007, the FASB issued Statements of Financial Accounting Standards No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") and No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment to ARB No. 51" ("SFAS 160"). Both SFAS 141R and SFAS 160 are to be adopted effective January 1, 2009. SFAS 141R requires the application of several new or modified accounting concepts that, due to their complexity, could introduce a degree of volatility in periods subsequent to a material business combination. SFAS 141R requires that all business combinations result in assets and liabilities acquired being recorded at their fair value, with limited exceptions. Other areas related to business combinations that will require changes from current GAAP include: contingent consideration, acquisition costs, contingencies, restructuring costs, in process research and development and income taxes, among others. SFAS 160 will primarily impact the presentation of minority or noncontrolling interests within the Balance Sheet and Statement of Operations as well as the accounting for transactions with noncontrolling interest holders. The impact of adopting SFAS 141R will be limited to the extent of any future acquisitions. The Company is currently assessing the effect of the disclosure requirements of SFAS 160 on the Company's financial statements.

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

NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

On June 24, 2008, the Company issued a $30,000, 10% convertible promissory note to pay accrued expenses. The maturity date on this note is June 30, 2009. The note is convertible to shares of the Company's common stock at $0.90 per share.

On January 8, 2008, the Company issued a $75,000, 10% convertible promissory note in exchange for $73,750 in cash and payment of interest of $1,250. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share.

The Company evaluated the above convertible promissory notes and determined no beneficial conversion feature exists.

Notes payable are summarized as follows:

                                                             June 30,  December 31,
                                                               2008       2007
                                                             --------   --------
10% notes payable to shareholder, due on demand, unsecured   $ 65,000   $ 65,000
10% notes payable convertible at $0.50 per share of common
   stock to a related party, due January 2009                 373,094    373,094
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2009                 125,000     50,000
10% notes payable convertible at $0.90 per share of common
   stock, due June 2009                                        30,000       --
10% notes payable convertible at $0.50 per share of common
   stock, due December 2010                                   175,000    175,000
                                                             --------   --------
Total notes payable less unamortized discount                 768,094    663,094
Less:  current portion                                        593,094     65,000
                                                             --------   --------
Long-Term Notes Payable                                      $175,000   $598,094
                                                             ========   ========

Accounts Payable - Related Party - At June 30, 2008, the Company owed officers and directors $10,734 for expenses. In addition, the Company owed Global
Financial Solutions Holdings, Ltd, the minority shareholder in the Company's
Antigua operations, $105,288. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.

NOTE 3 - AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

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

                                       6

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

During the six months ended June 30, 2008, GFS paid $199,154 towards operations of the Antigua Hub. At June 30, 2008, the Company owed GFS $105,288 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through June 30, 2008.

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - During the three and six months ended June 30, 2008, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the three and six months ended June 30, 2008, the Company did not grant options for the purchase shares of common stock. At June 30, 2008, there were 1,049,500 qualified options available for future grants under the Plan.

At June 30, 2008, there were 1,825,500 options exercisable with a weighted average exercise price of $0.47 per share.

A summary of employee stock option activity for the six months ended June 30, 2008, is presented below:

                                               Weighted Average  Aggregate
                                  Shares Under  Exercise Price   Intrinsic
                                     Option                        Value
     Outstanding at
       December 31, 2007            1,900,000        $0.46
          Granted                       -              -
          Exercised                     -              -
          Forfeited                     -              -
          Expired                       -              -
                                  ------------ ---------------- ------------
     Outstanding at
       June 30, 2008                1,900,000        $0.46       $1,685,000
                                  ============ ================ ============
     Exercisable at
       June 30, 2008                1,825,500        $0.47       $1,614,250
                                  ============ ================ ============

The intrinsic value is based on a June 30, 2008 closing price of the Company's common stock of $1.35 As of June 30, 2008, there was approximately $15,589 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.6 years.

NOTE 5 - ISSUANCE OF COMMON STOCK

On March 28, 2008, the Company issued 80,000 shares of its common stock, valued at $1.05 per share totaling $84,000, to International Monetary ("IM") in connection with an agreement between the Company and IM, wherein IM will attempt to raise $10,000,000 in convertible debt financing to assist the Company in its acquisition plans. The costs were amortized over the three month period of the contract. At June 30, 2008, the costs were fully expensed.

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

During the six months ended June 30, 2008 and 2007 our revenues were $677,278 and $19,106, respectively. During the six months ended June 30, 2008, $495,628 of the revenue was generated from providing pari-mutuel hub and content services, $155,298 from settlement and reconciliation services and $26,352 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the six months ended June 30, 2008 were $444,292 and gross profit was $232,986. During the six months ended June 30, 2007, all revenue was generated from providing pari-mutuel hub and content services. Cost of sales during the six months ended June 30, 2007 were $17,057 and gross profit was $2,049. Revenue for the three months ended June 30, 2008 decreased $115,010 to $281,134 from the three months ended March 31, 2008. This decrease in revenue was caused by relocating our call-in operations from St. Kitts to Antigua during the three months ended June 30, 2008. In addition, due to the death of the principal officer of the Company with whom we had our primary call-in services contract, future call-in revenue is uncertain.

The net losses we have incurred were $396,915 during the six months ended June 30, 2008 and $929,118 during the six months ended June 30, 2007. Included in the losses were $40,257 and $591,634 of non-cash share based compensation during the six months ended June 30, 2008 and 2007, respectively. Net losses increased $99,597 during the three months ended June 30, 2008 to $248,256 from the three months ended March 31, 2008. This increase in net loss was caused principally by the payment of 80,000 shares of the Company's common stock valued at $84,000 to International Monetary ("IM") in connection with an agreement between the Company and IM, wherein IM will attempt to raise $10,000,000 in convertible debt financing to assist the Company in its acquisition plans, and an increase in bad debts expense of $23,863, principally offset by decreases in the cost of call-in operations. These losses and negative cash flows from operating activities, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the six months ended June 30, 2008 we raised $73,750 from borrowings. During the six months ended June 30, 2007 we raised $280,000 from the issuance of common stock. We used cash in operating activities of $91,096 and $276,434 during the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, our current assets and current liabilities were $78,630 and $1,009,276, respectively.

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

                           PART II--OTHER INFORMATION

ITEM 6 - Exhibits

Exhibit Number                     Description of Exhibit
-------------- -----------------------------------------------------------------

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


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant


Date:  August 5, 2008                  By:  /S/ James A. Egide
      ----------------                      --------------------
                                            James A. Egide
                                            Chairman of the Board Directors
                                            (Principal Executive Officer)

Date:  August 5, 2008                  By:  /S/ Michael D. Bard
      ----------------                      ---------------------
                                            (Principal Financial and Accounting
                                            Officer)