Form 10-Q
period 2008-09-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2008-11-05
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2008

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

                 1231 West Honeysuckle Lane, Chandler, AZ 85248
                    (Address of principal executive offices)
                                 (415) 302-8621
                     (Telephone number, including area code)
                 1231 West Honeysuckle Lane, Chandler, AZ 85248
                                (Former Address)
                 2533 North Carson Street, Carson City NV 89706

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

State the number of shares outstanding of each of the issuer's classes of common stock as of October 20, 2008. Common Stock, $.001 par value 18,330,712 (Class) (Number of shares)

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                    FORM 10-Q
                               SEPTEMBER 30, 2008
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I     Financial Information

Item 1     Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets (Unaudited) --               1
             September 30, 2008 and December 31, 2007

           Condensed Consolidated Statements of Operations                    2
             (Unaudited) - For the Three and Nine Months Ended
             September 30, 2008 and 2007

           Condensed Consolidated Statements of Cash Flows                    3
             (Unaudited) - For the Nine Months Ended  September 30,
             2008 and 2007

           Notes to Condensed Consolidated Financial Statements (Unaudited)   4

Item 2     Management's Discussion and Analysis or Plan of Operation          9

Item 4     Controls and Procedures                                            11

PART II    Other Information

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds        11

Item 6     Exhibits and Reports on Form 8-K                                   11

Signature Pages                                                               12


                                PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                      GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                          (UNAUDITED)
                                                                   September 30,   December 31,
                                                                       2008            2007
                                                                   ------------    ------------
                           ASSETS
Current Assets:
  Cash                                                             $    352,825    $     40,822
  Accounts receivable, net of allowance for doubtful accounts
     of $28,722 and $4,859, respectively                                 24,128          39,937
  Prepaid expenses                                                        5,001           5,001
  Other current assets                                                    3,000            --
                                                                   ------------    ------------
     Total Current Assets                                               384,954          85,760
Property and equipment, net of accumulated  depreciation of
    $2,987 and $1,023, respectively                                      19,306          18,769
                                                                   ------------    ------------
          Total Assets                                             $    404,260    $    104,529
                                                                   ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                 $    157,711    $    112,798
  Accounts payable related party                                        128,695          81,187
  Track settlements and wagering deposits                               349,570          36,103
  Accrued expenses                                                       37,800          23,423
  Accrued interest payable                                               15,952          18,983
  Notes payable, current portion                                         65,000          65,000
                                                                   ------------    ------------
    Total Current Liabilities                                           754,728         337,494
Long-term notes payable, net of current portion                         115,000         598,094
                                                                   ------------    ------------
         Total Liabilities                                              869,728         935,588
                                                                   ------------    ------------
Minority Interest                                                       484,017         464,905
                                                                   ------------    ------------

Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                      --              --
  Common stock - $0.001 par value; authorized 25,000,000 shares;
     18,330,712 and 16,400,341 shares issued and outstanding,
     respectively                                                        18,331          16,400
  Additional paid in capital                                          9,603,351       7,905,430
  Accumulated deficit                                               (10,571,167)     (9,217,794)
                                                                   ------------    ------------
     Total Stockholders' Deficit                                       (949,485)     (1,295,964)
                                                                   ------------    ------------

Total Liabilities and Stockholders' Deficit                        $    404,260    $    104,529
                                                                   ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                              GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)


                                                            For the Three Months             For the Nine Months
                                                             Ended September 30,             Ended September 30,
                                                        ----------------------------    ----------------------------
                                                            2008            2007            2008            2007
                                                        ------------    ------------    ------------    ------------
Revenue                                                 $    360,977    $     24,070    $  1,038,254    $     43,176
Cost of revenue                                              247,046          18,455         691,337          35,512
                                                        ------------    ------------    ------------    ------------
     Gross profit                                            113,931           5,615         346,917           7,664
                                                        ------------    ------------    ------------    ------------

Operating Expenses
General and administrative expense                        (1,137,897)       (307,628)     (1,878,246)     (1,306,352)
Research and development                                        --           (37,923)           --           (86,565)
                                                        ------------    ------------    ------------    ------------
     Total operating expenses                             (1,137,897)       (345,551)     (1,878,246)     (1,392,917)
                                                        ------------    ------------    ------------    ------------
     Loss from operations                                 (1,023,966)       (339,936)     (1,531,329)     (1,385,253)
                                                        ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                             (19,230)         (7,628)        (56,184)        (20,232)
Interest income                                                    8               5              32              22
                                                        ------------    ------------    ------------    ------------
     Total other expenses, net                               (19,222)         (7,623)        (56,152)        (20,210)
                                                        ------------    ------------    ------------    ------------
Net loss before minority interest                         (1,043,188)       (347,559)     (1,587,481)     (1,405,463)
                                                        ------------    ------------    ------------    ------------

Minority interest in share of net loss                        86,730         101,750         234,108         230,536
                                                        ------------    ------------    ------------    ------------
Net loss                                                $   (956,458)   $   (245,809)   $ (1,353,373)   $ (1,174,927)
                                                        ============    ============    ============    ============

Basic and Diluted Loss Per Share                        $      (0.06)   $      (0.02)   $      (0.08)   $      (0.08)
                                                        ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares Outstanding     16,903,499      15,375,341      16,595,899      15,251,352
                                                        ------------    ------------    ------------    ------------


          The accompanying notes are an integral part of these condensed consolidated financial statements.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                        For the Nine Months Ended
                                                               September 30,
                                                        --------------------------
                                                            2008           2007
                                                        -----------    -----------
Cash Flows from Operating Activities
Net loss                                                $(1,353,373)   $(1,174,927)
Adjustments to reconcile net loss to net cash
   used by operating activities:
  Net expenses paid by minority interest holders            253,220        289,579
  Minority interest share of loss                          (234,108)      (230,536)
  Allowance for bad debt                                     23,863           --
  Depreciation and amortization                               1,963           --
  Stock based compensation and interest                     905,026        631,423
  Expenses settled through issuance of shareholder
     common stock                                            75,800           --
  Change in operating assets and liabilities:
    Accounts receivable                                      (8,054)       (22,209)
    Prepaid expenses                                           --           34,125
    Other current assets                                     (3,000)          --
    Accounts payable and accrued expenses                   544,416         93,065
                                                        -----------    -----------
  Net Cash Provided by (Used in) Operating Activities       205,753       (379,480)
                                                        -----------    -----------

Cash Flows from Investing Activities
Purchase of equipment                                        (2,500)          --
                                                        -----------    -----------
  Net Cash Used in Investing Activities                      (2,500)          --
                                                        -----------    -----------

Cash Flows from Financing Activities
Proceeds from issuance of common stock                         --          280,000
Proceeds from loans payable - related party                    --          133,800
Payments on borrowings                                         --          (79,400)
Proceeds from borrowings                                    108,750         50,000
                                                        -----------    -----------
  Net Cash Provided by Financing Activities                 108,750        384,400
                                                        -----------    -----------

Net Increase in Cash                                        312,003          4,920
Cash - Beginning of Period                                   40,822            519
                                                        -----------    -----------
Cash - End of Period                                    $   352,825    $     5,439
                                                        ===========    ===========

Supplemental Cash Flow Information
    Cash paid for interest                              $    11,233    $      --
Non Cash Investing and Financing Activities
    Notes payable issued to settle accrued expenses     $    31,250    $   116,606
    Common stock issued to settle notes payable and
      accrued interest                                  $   669,826    $      --
   Accounts payable settled through issuance of
      shareholder common stock                          $    14,200    $      --
   Common stock issued to settle accounts payable       $    35,000    $      --


  The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        3

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
            NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The unaudited condensed consolidated financial statements of Global Pari-mutuel Services, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Global Pari-mutuel Services' Annual Report on Form 10-KSB, which was filed with the Securities and Exchange Commission on April 14, 2008.

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

Principles of Consolidation - The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its majority-owned subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks - The Company has only recently begun to generate revenues, generating $360,977 and $1,038,254 during the three and nine months ended September 30, 2008, respectively and $24,070 and $43,176 during the three and nine months ended September 30, 2007, respectively. The Company has an accumulated deficit of $10,606,167 at September 30, 2008 and net losses of $956,458 and $1,353,373 during the three and nine months ended September 30, 2008, respectively and $245,809 and $1,174,927 during the three and nine months ended September 30, 2007, respectively. The Company has generated cash in operating activities of $205,753 and used cash of $379,480 during the nine months ended September 30, 2008 and 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2008 and 2007 there were 2,100,000 and 1,900,000 potentially issuable common shares, from stock options, respectively,

151,667 and 696,189 potentially issuable common shares from convertible notes payable, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

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

Recent Accounting Standards - In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP FIN) No. 157-2 which extended the effective date for certain nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. The adoption of the portions of SFAS No. 157 that were not postponed by (FSP FIN) No. 157-2 did not have a material impact on our consolidated financial statements. The Company does not expect the adoption of the postponed portions of SFAS No. 157 to have a material impact on our consolidated financial statements.

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

NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

On January 8, 2008, the Company issued a $75,000, 10% convertible promissory note in exchange for $73,750 in cash and payment of interest of $1,250. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share. The $75,000 note was settled through stock conversion on September 10, 2008, as mentioned below. The
Company evaluated the convertible promissory note and determined no beneficial conversion feature existed.

On June 24, 2008, the Company issued a $30,000, 10% convertible promissory note to pay accrued expenses. In August 2008 the maturity date on this note was extended to January 31, 2010. The note is convertible to shares of the Company's common stock at $0.90 per share. The Company evaluated the convertible promissory note and determined no beneficial conversion feature existed.

On August 28, 2008, the Company issued a $35,000, 10% convertible promissory note in exchange for cash. The maturity date on this note is January 31, 2010.
The note is convertible to shares of the Company's common stock at $1.00 per share. The Company evaluated the convertible promissory note and determined no beneficial conversion feature existed.

On September 10, 2008, the Company converted $623,094 of convertible notes payable and $46,732 of accrued interest and issued 437,593 share of common stock valued at $1.25 (market value on date of conversion) per share as an incentive to convert the notes and accrued interest. The conversions are summarized as follows:

                                     Shares issued for                  Additional Charge for
                                       Principle and      Conversion          Incentive
                                     Accrued Interest  Incentive Shares  ($1.25 per share)
                                     ----------------  ----------------  -----------------
$373,094 10% convertible
related-party notes payable and
interest converted at $0.50 per
share                                     802,153          267,384           $ 334,231

$75,000 10% convertible
related-party notes payable and
interest converted at $0.60 per
share                                     134,375           44,792           $  55,990

$175,000 10% convertible notes
payable and interest converted at
$0.50 per share                           376,250          125,417           $ 156,772

                               Total    1,312,778          437,593           $ 546,993


On August 28, 2008, the maturity date on a $50,000, 10% convertible promissory note payable to a related party was extended until January 31, 2010.





Notes payable are summarized as follows:

                                                           September 30,  December 31,
                                                               2008           2007
                                                             --------       --------
10% notes payable to shareholder, due on demand, unsecured   $ 65,000       $ 65,000
10% notes payable convertible at $0.50 per share of common
   stock to a related party, settled September 2008              --          373,094
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2010                  50,000         50,000
10% notes payable convertible at $0.90 per share of common
   stock, due January 2010                                     30,000           --
10% notes payable convertible at $1.00 per share of common
   stock, due January 2010                                     35,000           --
10% notes payable convertible at $0.50 per share of common
   stock, settled September 2008                                 --          175,000
                                                             --------       --------
Total notes payable                                           180,000        663,094
Less:  current portion                                         65,000         65,000
                                                             --------       --------
Long-Term Notes Payable                                      $115,000       $598,094
                                                             ========       ========


Accounts Payable - Related Party - At September 30, 2008, the Company owed officers and directors $18,149 for expenses. In addition, the Company owed
Global Financial Solutions Holdings, Ltd, the minority shareholder in the Company's Antigua operations, $110,546. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.

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

                                       7

During the nine months ended September 30, 2008, GFS paid $292,154 towards operations of the Antigua Hub. At September 30, 2008, the Company owed GFS $110,546 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through September 30, 2008.

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - During the nine months ended September 30, 2008, the Company granted options for the purchase of 300,000 shares of common stock at $1.00 per share. During the nine months ended September 30, 2008, options for the purchase of 100,000 shares of common stock were exercised at $0.35 per share.

Qualified Options - During the nine months ended September 30, 2008, the Company did not grant options for the purchase shares of common stock. At September 30, 2008, there were 1,049,500 qualified options available for future grants under the Plan.

For the three and nine months ended September 30, 2008, the Company calculated compensation expense of $233,776 and $274,033 related to stock options, respectively and $39,789 and $631,423 for the three months and nine months ended September 30, 2007, respectively.

The following are the Black-Scholes weighted-average assumptions used for options granted during the nine months ended September 30, 2008:

                                             September 30, 2008
                                             ------------------

              Risk free interest rate               3.22%
              Expected life                      5.33 years
              Cash dividend yield                     -
              Volatility                           204.08%

A summary of employee stock option activity for the nine months ended September 30, 2008, is presented below:

                                               Weighted Average    Aggregate
                                 Shares Under      Exercise        Intrinsic
                                    Option           Price           Value
                                    ------           -----           -----
    Outstanding at
      December 31, 2007            1,900,000         $0.46
         Granted                     300,000          1.00
         Exercised                   100,000          0.35        $   90,000
         Forfeited                     -               -
         Expired                       -               -
                                 ------------- ---------------- --------------
    Outstanding at
      September 30, 2008           2,100,000         $0.55        $1,795,000
                                 ============= ================ ==============
    Exercisable at
      September 30, 2008           1,893,500         $0.52        $1,667,725
                                 ============= ================ ==============

The intrinsic value is based on a September 30, 2008 closing price of the Company's common stock of $1.40. As of September 30, 2008, there was approximately $155,846 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1.3 years.

NOTE 5 - ISSUANCE OF COMMON STOCK AND OTHER EQUITY TRANSACTIONS

On March 28, 2008, the Company issued 80,000 shares of its common stock, valued at $1.05 per share totaling $84,000, to International Monetary ("IM") in connection with an agreement between the Company and IM, wherein IM will attempt to raise $10,000,000 in convertible debt financing to assist the Company in its acquisition plans. The costs were amortized over the three month period of the contract. As of September 30, 2008, the costs were fully expensed.

On August 26, 2008, the Company issued 100,000 shares of its common stock at $0.35 per share for the exercise of a stock option. The option was issued in return for settlement of accounts payable owed to the option holder.

On September 10, 2008, the company issued 1,750,371 shares of its common stock for the conversion of $623,094 of notes payable to 1,221,189 shares valued at $0.50-$0.60 per share, the payment of $46,732 on accrued interest on these notes to 91,589 shares valued at $0.50-0.60 per share, and an incentive of 437,593 shares valued at $1.25 per share to convert the notes to common stock (see footnote 2 above).

On September 8, 2008, a significant shareholder of the Company sold 100,000 shares of the Company's common stock at $0.35 per share for $35,000 to a vendor of the Company. The market value of the stock on the date of sale was $1.25 per share for a total of $125,000. The $35,000 proceeds were loaned to the Company on September 8, 2008 as a convertible note payable (See note 2). The remaining $90,000 settled $14,200 of accounts payable to the vendor and the remaining $75,800 was recorded as an expense in the Company's financial statements.

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

During the nine months ended September 30, 2008 and 2007 our revenues were $1,038,254 and $43,176, respectively. During the nine months ended September 30, 2008, $778,095 of the revenue was generated from providing pari-mutuel hub and content services, $223,598 from settlement and reconciliation services and $36,561 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the nine months ended September 30, 2008 were $691,337 and gross profit was $346,917. During the nine months ended September 30, 2007, all revenue was generated from providing pari-mutuel hub and content services. Cost of sales during the nine months ended September 30, 2007 were $35,512 and gross profit was $7,664. Revenue for the three months ended September 30, 2008 increased $79,843 to $360,977 from the three months ended June 30, 2008. This increase in revenue was principally associated with an increase in our volume from our pari-mutuel hub and content services.

The net losses we have incurred were $1,353,373 during the nine months ended September 30, 2008 and $1,174,927 during the nine months ended September 30, 2007. Included in the losses were $358,033 and $631,423 of non-cash share based compensation during the nine months ended September 30, 2008 and 2007, respectively. Also included in the loss for the nine months ended September 30, 2008 is $546,993 of non-cash share based incentive issued to facilitate the conversion of notes payable to stock, $84,000 of non-cash payment in connection with an agreement to attempt to raise $1,000,000 in convertible debt, and $75,800 for non-cash costs associated with the issuance of a stock option by a shareholder. Net losses increased $708,202 during the three months ended September 30, 2008 to $956,458 from the three months ended June 30, 2008. This increase in net loss was caused principally by the non-cash share based incentive of $546,993 to former holders of convertible notes, $233,776 of non-cash share based compensation and $75,800 of non-cash costs associated with the issuance of a stock option, offset by decreases in general and administrative expenses. These losses and negative cash flows from operating activities raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our unaudited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the nine months ended September 30, 2008 we raised $108,750 from borrowings. During the nine months ended September 30, 2007 we raised $280,000 from the issuance of common stock and $104,400 from borrowings net of repayments. We generated cash in operating activities of $205,753 and used cash of $379,480 during the nine months ended September 30, 2008 and 2007, respectively. The cash generated as of September 30, 2008 was only temporary, since a payment of $330,000 was made in early October to settlement amounts due from track settlements. As of September 30, 2008, our current assets and current liabilities were $384,954 and $754,728, respectively.

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


                           PART II--OTHER INFORMATION

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 28, 2008 the Company issued 100,000 shares of its common stock upon the exercise of a stock option. The option was settled by the cancellation of debt owed to the option holder.

On September 10, 2008 the Company issued 1,750,371 shares of its common stock to convert $623,094 of convertible promissory notes at $0.50-0.60 per share, to settle $46,732 of accrued interest at $0.50-0.60 per share, and to settle conversion incentives of $546,993 for the notes payable at $1.25 per share.

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


                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------
                                   Registrant


Date:  October 31, 2008                By: /S/ James A. Egide
      ------------------                   --------------------
                                           James A. Egide
                                           Chairman of the Board Directors
                                           (Principal Executive Officer)


Date:  October 31, 2008                By: /S/ Michael D. Bard
      ------------------                   ---------------------
                                           (Principal Financial and Accounting
                                           Officer)