Form 10-K
period 2008-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2009-04-01
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________


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


                           1231 West Honeysuckle Lane
                               CHANDLER, AZ 85248
                               ------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (415) 302-8621


Securities registered under to Section 12(b) of the Act: None

Name of exchange on which registered:                    N/A

Securities registered under to Section 12(g) of the Act: Common Stock, par value
                                                         $0.001

Name of exchange on which registered:                    OTC-BB

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule405 of the Securities Act.                         [ ] Yes [X] No

Indicate by check mark, if the registrant is not required to file reports
pursuant to Section 13 or 15(d) of the Exchange Act.              [ ] Yes [X] No

Indicate by check mark, whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                                          [X] Yes [ ] No

Indicate by check mark, if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or
any amendment to this Form 10-K.                                             [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company.
      Large accelerated filer [ ]             Accelerated filer [ ]
      Non-accelerated filer   [ ]             Small reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 23, 2009 (the date at which the company common stock was last sold) was approximately $7,698,000.

The number of shares outstanding of the issuer's common stock, par value $0.001 per share, as of March 23, 2009 was 18,330,712 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

The statements contained in this Annual Report on Form 10-K that are not purely historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct. Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties. Forward-looking statements contained in this Report include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future. Such forward-looking statements are included under Item 1. "Description of Business" and Item 6. "Management's Discussion and Analysis or Plan of Operation." All forward-looking statements included in this Report are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement. It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements. Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1. "Description of Business," including the section "Risk Factors Regarding our Business and Proposed Services," and Item 6. "Management's Discussion and Analysis or Plan of Operation." All subsequent written and oral forward-looking statements attributable to Global Pari-Mutuel Services, Inc. or persons acting on its behalf are expressly qualified in their entirety by this section and other factors included elsewhere in this Report.

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

As a result of this contract GFS has paid for $1,244,407 of the Company's operating expenses through December 31, 2008. RTCN has paid $566,977 of the Hub's operating expenses through December 31, 2008.

On October 23, 2007, the Board of Directors of the Company, finalized and closed an Exchange Agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCK") a St. Kitts and Nevis corporation in exchange for one million (1,000,000) shares of the Company's shares of common stock. RTCK is currently licensed by the government of St. Kitts and Nevis to operate pari-mutuel facilities. RTCK also is licensed by the Horsemen's Association of Nevis. The acquisition of RTCK enables the Company to open a call-center in St. Kitts and effectively terminates a contract between the Company and RTCK wherein the Company would pay royalties to RTCK in a total amount not to exceed $640,000. This royalty payment for $640,000 was expensed during 2007 through the issuance of the 1,000,000 shares issued to acquire RTCK. The Company moved its St. Kitts operations to Antigua in May 2008;

Our offices are located at 1231 West Honeysuckle Lane, Chandler, Arizona, and our telephone number is (415) 302-8621.

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

COMPETITION

We compete with all competitors in our market place based on price and accessibility to the various horse and dog racing wagering pools.

Our principal competition for our clients in Mexico and Central America is Caliente. Caliente provides online wagering on horse and dog racing. Caliente is our principal competitor for 1) the provision of hub services and content to physical Off-Track Betting operators and 2) hub and content services through our international call center. Caliente's principle customer offering is as a legal bookmaking operator where players are offered track prices with payout limits. RTC has no limits due to the common pooling service we offer.

The following competitors will compete with us for our customers where we provide 1) hub services and content to international simulcast facilities and 2) our online internet model that will permit international players to place wagers on U.S. and international tracks.

TVG, which operates an advanced deposit wagering ("ADW") website and the Television Games Network, is a direct competitor in the interactive, pari-mutuel wagering market. The Television Games Network is a 24-hour national racing channel for distribution over cable, Dish Network and DIRECTV (R), along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. TVG currently operates in 15 states. Expansion by TVG into states where TVG does not currently operate would increase competition for us.

In January 2009, Betfair completed its purchase of TVG. Betfair's main product is a betting exchange, which is not currently defined as legal in the US. Changes by Betfair in the operation of TVG, including investment of significant resources into the operation of TVG or expansion into states where TVG currently does not operate, would increase competition for us.

Magna Entertainment Corporation ("Magna") and its affiliated ADW website XpressBet, and Churchill Downs and its affiliated ADW website Twinspires.com, are also direct competitors in the domestic interactive, pari-mutuel wagering market. In March 2007, Magna and Churchill Downs announced that they had formed a joint venture called TrackNet through which the companies' horse racing content would be available to each other's various distribution platforms, including XpressBet and Twinspires, and to third parties, including racetracks, casinos and other ADW providers. Magna and Churchill Downs also jointly own Horse Racing Television (HRTV). Magna filed for Chapter 11 bankruptcy protection on March 5, 2009.

Youbet.com, Inc. operates as a licensed multi-jurisdictional facilitator of online pari-mutuel horse race wagering, and supplier of tote equipment and services to the racing industry. Its principle product Youbet Express offers interactive and real-time audio/video broadcasts, access to database of handicapping information, and the ability to wager on various horse races in the United States, Canada, the United Kingdom, Australia, and South Africa.

Other competitors include, Premier Turf Club, The Racing Channel, doing business as Oneclickbetting.com, and AmWest Entertainment. We expect to compete with these entities, as well as new companies, which may enter the interactive, pari-mutuel gaming market. It is possible that our current and potential competitors may have greater resources than us.

Our primary focus of joint marketing ventures with other international operators with large databases will provide opportunities not necessarily available to our competitors. Additional content offerings will also provide a more diversified wagering menu which will be attractive to our customer and player bases. This is a feature domestic based operators may not be able to offer.

Due to the technology utilized by our Company, all technical offerings can be provided for our player bases as any of our competition. With our international wagering hub we can also provide services and options to other markets and customers, which are not available from our competitor.

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

EMPLOYEES

As of March 20, 2009 we employed eight employees. We consider our relationships with our employees to be good. In the event that additional full or part-time employees are required to conduct or expand our business operations, we believe we will be able to identify and hire qualified persons.

ITEM 1A. RISK FACTORS

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

OWNERSHIP OF OUR COMMON STOCK IS CONCENTRATED. Our directors and executive officers as a group beneficially owned 6,038,139 (approximately 33%) of our outstanding common stock as of March 23, 2009. Additionally, two other principal shareholders control 21% of our outstanding common stock as of March 23, 2009. As a result of their ownership of our common stock, our directors, executive officers and principal shareholders, collectively, may be able to control matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of the Company, and this may have a material adverse effect on the trading price of our common stock.

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

OUR STOCK PRICE IS VOLATILE. Transactions in our common stock are presently reported on the OTC Bulletin Board maintained by the National Association of Securities Dealers. The trading price of our common stock has been and may continue to be subject to wide fluctuations. In the last twelve months transactions in our common stock have been reported as low as $0.85 and as high as $1.40. The wide swings in the price of our common stock have not always been in response to factors that we can identify. Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

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

WE HAVE THE RIGHT TO, AND EXPECT TO, ISSUE ADDITIONAL SHARES OF STOCK WITHOUT SHAREHOLDER APPROVAL. We have authorized capital of 25,000,000 shares of common stock. As of March 23, 2009, 18,330,712 shares of our common stock were issued and outstanding. Our board of directors has authority, without action or vote of our shareholders, to issue all or part of the authorized but unissued shares. In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters. Any such issuance of common or preferred stock will dilute the percentage ownership of our shareholders and may dilute the book value of outstanding shares of our common stock.

ITEM 2. DESCRIPTION OF PROPERTY

We do not own any real property. We maintain an executive office in Chandler, Arizona. Our lease arrangements for such office are informal and terminable at any time. We rent facilities in Antigua on an informal month to month basis.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted for vote to the security holders during the 3 months ended December 31, 2008.

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

              QUARTER ENDED                      LOW            HIGH
              -------------                      ---            ----
        Quarter ended March 2008                $0.85          $1.11
        Quarter ended June 2008                  1.03           1.35
        Quarter ended September 2008             0.90           1.40
        Quarter ended December 2008              0.92           1.20

        Quarter ended March 2007                $0.29          $0.55
        Quarter ended June 2007                  0.55           0.75
        Quarter ended September 2007             0.65           0.99
        Quarter ended December 2007              0.60           0.90

OUTSTANDING SHARES AND NUMBER OF SHAREHOLDERS.

As of March 23, 2009 the number of shares of common stock outstanding was 18,330,712. As of that date, there were approximately 69 record holders of our shares of issued and outstanding common stock. This figure does not include holders of shares held in securities position listings. As of March 23, 2009, we had not issued any shares of preferred stock.

DIVIDENDS

We have never declared or paid dividends on our common stock. Moreover, we currently intend to retain any future earnings for use in its business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

During the year ended December 31, 2007 the Company is no longer considered a development stage company.

During the years ended December 31, 2008 and 2007 our revenues were $1,225,590 and $256,892, respectively. Of the revenues earned during the year ended December 31, 2007, $213,716 was earned during the three month period ended December 31, 2007. During the year ended December 31, 2008, $922,202 of the revenue was generated from providing pari-mutuel hub and content services, $256,325 from settlement and reconciliation services and $47,063 from sales and rental of equipment related to pari-mutuel wagering. During the year ended December 31, 2007, $181,300 of the revenue was generated from providing pari-mutuel hub and content services, $38,966 from settlement and reconciliation services and $36,626 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the year ended December 31, 2008 was $830,481 and gross profit was $395,109. Cost of sales during the year ended December 31, 2007 was $823,663 and gross loss was $566,771. Included in the cost of sales is $640,000 for royalty expense associated with the acquisition of Royal Turf Club of St. Kitts.

The operating losses we have incurred were $1,523,925 during the year ended December 31, 2008 and $2,050,661 during the year ended December 31, 2007. Included in the losses were $241,058 and $679,009 of non-cash share based compensation during the years ended December 31, 2008 and 2008, respectively. Also included in the loss for the year ended December 31, 2008 were no-cash costs of $706,793 related to the issuance of common stock related to the conversion of promissory notes and payment of expenses. Also included in the loss for the year ended December 31, 2007 is $640,000 related to a royalties contract that was part of the acquisition of the Royal Turf Club of St. Kitts. These losses and negative cash flows from operating activities raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the years ended December 31, 2008 and 2007 we raised $108,750 and $585,000, respectively from issuance of common stock and borrowings. We used cash in operating activities of $111,057 and $524,905 during the years ended December 31, 2008 and 2007, respectively. We used $8,440 and $19,792 during the year ended December 31, 2008 and 2007, respectively to purchase equipment. As of December 31, 2008, our current assets and current liabilities were $80,475 and $576,907, respectively.

Starting in 2005 our management began to focus our principal business activities in only one area. We intend to provide services that facilitate online pari-mutuel wagering.

Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships. However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline. We anticipate that any significant changes in the number of employees for 2009 would stem only from the demonstrated commercial viability of our core business activities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and report of independent auditors are filed as a separate part of this report on pages F-1 through F-16.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T) CONTROLS AND PROCEDURES -

To the Stockholders
Global Pari-Mutuel Services, Inc.

Evaluation of Disclosure Controls and Procedures

     The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) to ensure that material information relating to the Company is made known to the officers who certify the Company's financial reports and to other members of senior management and the Board of Directors. These disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that are filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms. Under the supervision and with the participation of management, including the principal executive officer and principal financial officer an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008 was completed based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission ("COSO"). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are functioning effectively.




Management's Report on Internal Control over Financial Reporting

     The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of the Company's financial statements for external purposes in accordance with generally accepted accounting principles.

     Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and, even when determined to be effective, can only provide reasonable, not absolute, assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate as a result of changes in conditions or deterioration in the degree of compliance.

     At December 31, 2008, management assessed the effectiveness of the Company's internal control over financial reporting based on COSO framework. Based on the assessment, management has concluded that the Company's internal control over financial reporting was effective as of December 31, 2008 and provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

     This annual report on internal control over financial reporting ("Annual Report") does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

     There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANACE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified. Information regarding the directors and executive officers of the Company as of the date of this report are set forth below:

NAME                    AGE          POSITION
----                    ---          --------

James A. Egide          74           Director, Chairman of the Board and CEO
Joseph P. Neglia        79           Director, Vice Chairman of the Board
Michael D. Bard         62           Director and Principal Accounting Officer
Keith Cannon            67           Director, Chairman of Audit Committee

JAMES A. EGIDE is a founder of Global Pari-Mutuel Services and has served as a director and Chairman of the Board and since inception and CEO since 2005. Mr. Egide has been an owner of thoroughbreds since 1980, and his horses have won the William P. Kyne Handicap, California Derby and Bay Meadows Derby. From 1990 until 2000, Mr. Egide served as a director of Digital Courier Technologies, Inc., an Internet payment processor, and from April 1998 to July 2000 Mr. Egide served as Chairman of the Board and Chief Executive Officer of that company. During this period, he also helped structure the MasterCard and Visa acquiring programs at St. Kitts National Bank. From 1989 to 1998, Mr. Egide was actively involved in managing his personal investments in several national and international businesses. Previously, he served as Chief Executive Officer and Chairman of the Board of Carme, Inc., a publicly traded company engaged in the manufacture and distribution of hair and skin care products, which he founded in 1978. Carme, Inc. was sold in 1989.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

There were no delinquent section 16(a) filings during the year ended December 31, 2008.

CODE OF ETHICS

On January 26, 2008 the Company adopted a Code of Ethics for all Officers, Directors and Employees.

A copy of the Code of Ethics may be obtained without charge by requesting a copy by e-mail to mbard@att.net.

CRITERIA FOR DETERMINING BOARD AND COMMITTEE INDEPENDENCE

The Board has affirmatively determined that one of the four current Directors are independent in accordance with the NASDAQ Rule 4200(a)(15). Mr. Cannon is the only independent Director. Because of Mr. Egide's service as Chairman of the Board and Chief Executive Officer of the Company, Mr. Bard's service as Chief Financial Officer and Mr. Neglia's consultancy with the Company, they are not independent as defined by the NASDAQ rules.

BOARD MEETING AND COMMITTEES; ANNUAL MEETING ATTENDANCE

During the year ended December 31, 2008, there were six meetings of the Board of Directors and no separate committee meeting. Mr. Neglia was not available for two of the six meetings held. The Company did not hold an annual meeting last year. The Company does not have separate nominating and compensation committees. All members of the Board participate in the consideration of directors.

NOMINATION COMMITTEE AND NOMINATING PROCESS

The Company currently does not have a separate nominating committee. Since the Company only graduated from development stage company status during the three months ended December 31, 2007, the Company is only beginning to establish various committee's of the Board. The Company permits any Director or stockholder who is entitled to vote and meets s may recommend a candidate for nomination as a Director. The Board of Director is tasked with, among other things, identifying and recommending prospective Director nominees. It is the Board's policy to consider similarly, irrespective of the source of the nomination, all Director nominee recommendations properly presented in accordance with the Company's requirements on the basis of the potential Director nominee's background and business experience.

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

                   AUDIT COMMITTEE REPORT FOR FISCAL YEAR 2008

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

     4. It has discussed with Hansen Barnett and Maxwell, P.C. its independence under Independence Standards Board's Standard No. 1 (Independence Discussions with Audit Committees); and

     5.   ended December 31, 2009 for filing with the SEC.

     RESPECTFULLY SUBMITTED BY THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

                                  Keith Cannon
                                  James Egide
                                  Michael Bard

COMPENSATION COMMITTEE

The Company currently does not have a separate compensation committee. Since the Company only graduated from development stage company status during the three months ended December 31, 2007, the Company is only beginning to establish various committee's of the Board. The Board administers the Company's 2000 Stock Option Plan and determines the benefits to be granted to key employees thereunder; determines CEO compensation; is responsible for determining compensation and benefits to be paid to Executive Officers of the Company, Any Board member who is also an Executive Officer abstains from voting as to matters of their own compensation. The Company presently has two forms of compensation, basic salary and stock option grants.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

For the each of the three years in the period ending December 31, 2008 Mr. James
A. Egide served as Chairman of the Board and Chief Executive Officer. The following table sets forth, for the three years ended December 31, 2008, the compensation for services to the Company during the most recent fiscal year for Mr. Egide and all of our executive officers whose total fiscal year 2008 annual salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                            Salary     Option Awards    Total
Name and Principal Position        Year      ($)         ($) (1)         ($)
---------------------------        ----    --------    -------------   --------

James A. Egide,                    2008    $120,000     $      -       $120,000
Chairman of Board and CEO          2007    $ 90,000     $326,117(2)    $416,117
                                   2006    $ 45,000     $  9,863(3)    $ 54,863

Michael D. Bard,                   2007    $ 90,000     $      -       $ 90,000
Chief Financial Officer            2006    $ 90,000     $ 66,127(4)    $156,127
                                   2005    $ 21,000     $  9,863(5)    $ 30,863

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


                      OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END OPTION AWARDS
                      ----------------------------------------------------------

                                                    Equity Incentive
                                                    Plan Awards
                                                    Number of
                    Number of       Number of       Securities
                    Securities      Securities      Underlying
     Name           Underlying      Underlying      Unexercised         Option
     ----          Unexercised     Unexercised      Unearned            Exercise
                   Options (#)     Options (#)      Options (#)         Price ($)    Option Expiration Date
                   -----------     -----------      -----------         ---------    ----------------------
                   Exercisable    Unexercisable
                   -----------    -------------

James A. Egide,     100,000(1)          0                  0             $0.35          March 16, 2016
                    500,000(2)          0                  0             $0.60          June 22, 2017

Michael D. Bard,    100,000(3)          0                  0             $0.35          March 16, 2016
                    100,000(4)          0                  0             $0.60          June 22, 2017


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

COMPENSATION OF DIRECTORS

                              DIRECTOR COMPENSATION
                              ---------------------

                          Fees Earned or
     Name                  Paid in Cash       Options Awards ($)    Total ($)
     ----                  ------------       ------------------    ---------

Keith Cannon                   $ 0                  $ 0                $ 0

Joseph Neglia(1)               $ 0                  $ 0                $ 0


     (1) Mr. Neglia received consulting fees totaling $48,000 for services he performed for the Company, but unrelated to his duties as a Director.

Currently, we do not compensate non-employee directors. We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests. All directors are eligible to participate in the Company's 2000 Stock Option Plan.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth information as of March 20, 2009 with respect to the beneficial ownership of shares of our common stock by any person (including any group as that term is used in section 13(d)(3) of the Exchange Act) known by us through transfer agent records to be the beneficial owner of more than 5% of the common stock, by each director, by each executive officer, and by all directors and officers as a group. Unless otherwise noted, each person named has sole voting and investment power with respect to the shares indicated.

                                               Beneficial Ownership as of February 15, 2008
                                               --------------------------------------------
Name and Address of Beneficial Owner          Number of Shares (2)    Percentage of Class (3)
------------------------------------          --------------------    -----------------------
      Heritage Limited                           2,551,455 (4)               13.84%
      P.O. Box 1823
      Basseterre, St. Kitts BWI

      AMEJ Foundation                            1,372,814 (5)                7.49%
      42 Digital Drive
      Novato, CA 94949


Directors and Executive Officers (1)
------------------------------------

      James A. Egide                             4,708,939 (6)               24.87%

      Joseph P. Neglia                           1,284,200                    7.01%

      Keith Cannon                                 500,000 (7)                2.70%

      Michael D. Bard                              545,000 (8)                2.94%

      All officers and directors as a Group                                  36.41%
      (4 persons)

(1) The business address of each of the directors and executive officers is 1231
West Honeysuckle Lane, Chandler, Arizona 85248.

(2) Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of March 20, 2008 has been calculated as though shares of our common stock subject to such options were outstanding. However, such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

                                       25

(3) The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated shareholder divided by the sum of (a) the number of shares subject to warrants and options exercisable by such shareholder within 60 days and (b) 18,330,712 which is the number of shares of our common stock issued and outstanding as of March 20, 2009.

(4) Heritage Limited is a trust created for the benefit of Mr. James A. Egide's family. The voting and disposition of shares in the trust for the benefit of family members are vested in an independent trustee, and Mr. Egide disclaims any beneficial interest in such shares. Includes 100,000 options to purchase common stock of the Company. Does not include 35,000 shares of common stock which are potentially issuable upon the conversion of notes payable.

(5) The AMEJ Foundation is a non-profit foundation established by Mr. Egide on behalf of his deceased daughter. Mr. Egide serves as a director of the foundation and, although he participates in decisions regarding the voting and disposition of shares of Common Stock owned by the foundation, he disclaims any beneficial interest in such shares. Does not include 55,555 shares of common stock which are potentially issuable upon the conversion of notes payable.

(6) Includes 600,000 options to purchase common stock of the Company and 85,000 shares of Common Stock owned directly by Mr. Egide's wife. Excludes 2,451,455 shares of Common Stock held by Heritage Limited identified in footnote 4 above. Does not include 127,777 shares of common stock which are potentially issuable upon the conversion of notes payable.

(7) Includes 200,000 options to purchase common stock of the Company.

(8) Includes 200,000 options to purchase common stock of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 1, 2007, the Company issued an unsecured note for $240,091, bearing interest at 10% per annum, to its Chairman and Chief Executive Officer to retire the existing revolving credit line of $176,488, pay accrued interest through May 31, 2007 on the line of credit of $7,353 and paid $56,250 for unpaid salary due as of March 31, 2007. The maturity date on this note was June 30, 2008.

On September 10, 2007, the Company issued a $248,094, 10% convertible promissory note to the Chairman and Chief Executive Officer to retire the note dated June 1, 2007 in the amount of $240,091 and accrued interest through September 30, 2007 of $8,003. In addition, the maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. On September 10, 2008 the Company issued 711,204 shares of its common stock to settle this note, accrued interest and provide an inventive to convert the note to common stock.

On September 30, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $5,000 in cash advances and to pay $45,000 for salary due for the period April 1 through

September 30, 2007. In addition, the maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. On September 10, 2008 the Company issued 143,333 shares of its common stock to settle this note, accrued interest and provide an inventive to convert the note to common stock.

On October 15, 2007, the Company issued a $25,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $25,000 in cash advances. In addition, the maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. On September 10, 2008 the Company issued 71,667 shares of its common stock to settle this note, accrued interest and provide an inventive to convert the note to common stock.

On October 23, 2007 as part of the Company's acquisition of the Royal Turf Club of St. Kitts, the Board approved the issuance 380,000 shares at the a market price of $0.64 per share of the Company's common stock to the Chairman and Chief Executive Officer and 100,000 shares at the a market price of $0.64 per share of the Company's common stock to Mr. Cannon, a Director in exchange for their minority holdings in the Royal Turf Club of St. Kitts.

On December 31, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $50,000 in cash advances. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share.

On December 24, 2008, the Company issued a $40,000, 8% convertible promissory note to the Chairman and Chief Executive Officer to repay $40,000 in expenses. In addition, the maturity date on this note is June 30, 2010. The note is convertible to shares of the Company's common stock at $0.90 per share.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     The Company's independent auditor for the years ended December 31, 2008 and 2007was Hansen, Barnett & Maxwell ("Hansen Barnett"). The aggregate fees for professional services rendered by Hansen Barnett in connection with its audit of the Company's consolidated financial statements and related quarterly reviews were $32,791 and $25,833 for the years ended December 31, 2008 and 2007, respectively.

     Audit Related Fees

     The aggregate fees for professional services rendered by Hansen Barnett for audit related services were $0 and $0 for the years ended December 31, 2007and 2006 respectively.

Tax Fees

     The aggregate fees for tax related professional services rendered by Hansen Barnett were $0 and $0 for the years ended December 31, 2008 and 2007, respectively.

All Other Fees

     Hansen Barnett did not provide to the Company any other material services during the years ended December 31, 2008 and 2007.

                                     PART IV

ITEM 15. EXHIBITS

                                                      Incorporated by Reference
                                                      -------------------------
                                             Filed
                                             with
Exhibit                                    this Form
  No.   Description                          10K-SB    Form     Filing Date
  ---   -----------                          ------    ----     -----------

  3.1   Certificate of Incorporation of                10-SB    April 3, 2001
        Registrant, as amended and restated                     and amended
        March 1, 2001                                           June 3, 2001

  3.2   By-Laws of Registrant, as amended              10-SB    April 3, 2001
        March 1, 2001                                           and amended
                                                                June 3, 2001

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

 10.3   Agreement for Services with Sol                 8-K     July 16, 2007
        Mutuel, Ltd dated May 21, 2007

 10.4   Stock Exchange Agreement dated                 10-K     April 10, 2008
        October 23, 2007, between Global
        Pari-Mutuel Services, Inc and Royal
        Turf Club, Ltd. - St. Kitts

 14     Code of Ethics                                 10-K     April 10, 2008

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

                             By: /s/ JAMES A. EGIDE
                             ----------------------
                                 James A. Egide
                              Chairman of the Board
                                 March 31, 2009

                        GLOBAL PARI-MUTUEL SERVICES, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date indicated.

SIGNATURES                  TITLE                               DATE
----------                  -----                               ----


/s/ JAMES A. EGIDE          Chairman of the Board               March 31, 2009
--------------------        and Principal Executive
James A. Egide              Officer)


/s/ MICHAEL D. BARD         Director and Principal              March 31, 2009
--------------------        Financial and Accounting
Michael D. Bard             Officer


/s/ JOSEPH P. NEGLIA        Director                            March 31, 2009
--------------------
Joseph P. Neglia


/s/ KEITH CANNON            Director                            March 31, 2009
--------------------
Keith Cannon

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES









             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                                       AND
                        CONSOLIDATED FINANCIAL STATEMENTS









                           December 31, 2008 and 2007



                        HANSEN, BARNETT & MAXWELL, P.C.
                           A Professional Corporation
                          CERTIFIED PUBLIC ACCOUNTANTS

                        GLOBAL PARI-MUTUEL SERVICES, INC.


                                TABLE OF CONTENTS


                                                                          Page

Report of Independent Registered Public Accounting Firm.................  F-1

Consolidated Balance Sheets - December 31, 2008 and 2007................  F-2

Consolidated Statements of Operations for the Years Ended
   December 31, 2008 and 2007  .........................................  F-3

Consolidated Statements of Stockholders' Deficit for the Years Ended
   December 31, 2008 and 2007...........................................  F-4

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2008 and 2007 .........................................   F-5

Notes to Consolidated Financial Statements.............................   F-6

    HANSEN, BARNETT & MAXWELL, P.C.
      A Professional Corporation
     CERTIFIED PUBLIC ACCOUNTANTS             Registered with the Public Company
      5 Triad Center, Suite 750                   Accounting Oversight Board
    Salt Lake City, UT 84180-1128
        Phone: (801) 532-2200                      an independent member of
         Fax: (801) 532-7944                       BAKER TILLY INTERNATIONAL
          www.hbmcpas.com                       A Member of the Forum of Firms



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors
Global Pari-Mutuel Services, Inc.

We have audited the accompanying consolidated balance sheets of Global Pari-Mutuel Services, Inc. and subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Global Pari-Mutuel Services, Inc. and subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has experienced losses from operations and negative cash flows from operating activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 HANSEN, BARNETT & MAXWELL, P.C.

Salt Lake City, Utah
March 30, 2009




                                 GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                              CONSOLIDATED BALANCE SHEETS

December 31,                                                                               2008                2007
------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets
 Cash                                                                                 $     30,075          $     40,822
 Accounts receivable, net of allowance for doubtful
   accounts of $28,722 and $4,859, respectively                                             42,399                39,937
 Other assets                                                                                8,001                 5,001
------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                        80,475                85,760
------------------------------------------------------------------------------------------------------------------------
Property and equipment, net of accumulated
   depreciation of $3,877 and $1,023, respectively                                          24,356                18,769
------------------------------------------------------------------------------------------------------------------------
Total  Assets                                                                         $    104,831          $    104,529
========================================================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable                                                                      $    132,108          $    112,798
Accounts payable - related party                                                           107,745                81,187
Track settlements and wagering deposits                                                    228,634                36,103
Accrued expenses                                                                            22,673                23,423
Accrued interest payable                                                                    20,747                18,983
Notes payable, current portion                                                              65,000                65,000
------------------------------------------------------------------------------------------------------------------------
   Total Current Liabilities                                                               576,907               337,494
------------------------------------------------------------------------------------------------------------------------

Long-Term Notes Payable, net of current portion                                            175,000               598,094
------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          751,907               935,588
------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                                          505,936               464,905
------------------------------------------------------------------------------------------------------------------------
Stockholders' Deficit
Preferred stock - $0.001 par value; 5,000,000 shares
authorized, none issued
                                                                                             --                     --
Common stock - $0.001 par value; 25,000,000 shares authorized;
18,330,712 and 16,400,341 shares issued and outstanding, respectively                       18,331                16,400
Additional paid-in capital                                                               9,570,376             7,905,430
Accumulated deficit                                                                    (10,741,719)           (9,217,794)
------------------------------------------------------------------------------------------------------------------------
   Total Stockholders' Deficit                                                          (1,153,012)           (1,295,964)
------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Deficit                                           $    104,831          $    104,529
========================================================================================================================


             The accompanying notes are an integral part of these consolidated financial statements.



                 GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS


                                                         For the Years Ended
                                                             December 31,
                                                    2008                     2007
-------------------------------------------------------------------------------------

Revenue                                        $  1,225,590              $    256,892
Cost of revenue                                    (830,481)                 (183,663)
Royalty expense                                        --                    (640,000)
-------------------------------------------------------------------------------------
Gross Profit                                        395,109                  (566,771)
-------------------------------------------------------------------------------------

Operating Expenses
General and administrative expenses              (2,126,934)               (1,650,935)
Research and development                            (55,431)                 (130,544)
Interest expense                                    (61,272)                  (34,340)
Interest income                                          42                        27
-------------------------------------------------------------------------------------
Net loss before minority interest                (1,848,486)               (2,382,563)
-------------------------------------------------------------------------------------
Minority interest share of net loss                 324,561                   331,902
-------------------------------------------------------------------------------------
Net Loss                                       $ (1,523,925)             $ (2,050,661)
=====================================================================================
Basic and Diluted Loss Per Share               $      (0.09)             $      (0.13)
=====================================================================================
Basic and Diluted Weighted-Average
   Common Shares Outstanding                     17,033,167                15,476,989
-------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements


                                      GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT


                                                             Common Stock             Additional                      Total
                                                        -------------------------      Paid-in      Accumulated    Stockholders'
                                                          Shares        Amount         Capital        Deficit         Deficit
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2006                            14,575,341   $     14,575   $  6,308,246   $ (7,167,133)   $   (844,312)
-------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock for cash                          800,000            800        279,200           --           280,000

Issuance of common stock to  pay investor
relations contract                                          25,000             25         16,225           --            16,250

Issuance of stock to acquire Royal Turf Club
St Kitts                                                 1,000,000          1,000        639,000           --           640,000

Stock option expense                                          --             --          662,759           --           662,759

Net loss                                                      --             --             --       (2,050,661)     (2,050,661)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2007                            16,400,341         16,400      7,905,430     (9,217,794)     (1,295,964)
-------------------------------------------------------------------------------------------------------------------------------

Exercise of stock options                                  100,000            100         34,900           --            35,000

Issuance of common stock to  pay interest
expense                                                     91,589             92         46,640           --            46,732

Issuance of common stock to  settle notes
payable                                                  1,221,189          1,221        621,873           --           623,094

Issuance of common stock as note conversion
incentive                                                  437,593            438        546,555           --           546,993

Issuance of common stock to pay expenses                    80,000             80         83,920           --            84,000

Expense and payables settled through issuance
of significant shareholder shares                             --             --           90,000           --            90,000

Stock option expense                                          --             --          241,058           --           241,058

Net loss                                                      --             --             --       (1,523,925)     (1,523,925)
-------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2008                            18,330,712   $     18,331   $  9,570,376   $(10,741,719)   $ (1,153,012)
===============================================================================================================================

                    The accompanying notes are an integral part of these consolidated financial statements.


                   GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  For the Years Ended
                                                                      December 31,
                                                                 2008             2007
-----------------------------------------------------------------------------------------

Cash Flows from Operating Activities
Net loss                                                     $(1,523,925)     $(2,050,661)
Adjustments to reconcile net loss to net cash
 used by operating activities:
  Expenses paid by minority interest holders                     365,592          396,807
  Minority interest share of loss                               (324,561)        (331,902)
  Depreciation and amortization                                    2,853            1,023
  Allowance for doubtful accounts                                 23,863            4,859
  Stock based compensation and interest                          872,051          679,009
  Expenses settled through issuance of
      shareholder common stock                                    75,800             --
   Stock issued for acquisition of Royal Turf
      Club - St Kitts and payment of royalty agreement              --            640,000
Change in operating assets and liabilities:
    Accounts receivable                                          (26,325)         (44,796)
    Other assets                                                  (3,000)          48,499
    Accounts payable and accrued expenses                        426,595          132,257
-----------------------------------------------------------------------------------------
  Net Cash Used in Operating Activities                         (111,057)        (524,905)
-----------------------------------------------------------------------------------------
Cash Flows from Investing Activities
Purchase of software and equipment                                (8,440)         (19,792)
-----------------------------------------------------------------------------------------
  Net Cash Used in Investment Activities                          (8,440)         (19,792)
-----------------------------------------------------------------------------------------
Cash Flows from Financing Activities
Proceeds from issuance of common stock                              --            280,000
Proceeds from loan payable - related party                          --            130,000
Proceeds from borrowings                                         108,750          175,000
-----------------------------------------------------------------------------------------
  Net Cash Provided by Financing Activities                      108,750          585,000
-----------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash                                  (10,747)          40,303
Cash - Beginning of Period                                        40,822              519
-----------------------------------------------------------------------------------------
Cash - End of Period                                         $    30,075      $    40,822
=========================================================================================

 Cash Paid for Interest                                      $    11,233      $      --
=========================================================================================
 Cash Paid for Taxes                                         $      --        $      --
=========================================================================================

Supplemental Disclosure of Noncash Investing and
  financing Activities
Notes payable issued to pay accrued expenses                 $    91,250      $   116,606
Common stock issued to settle notes payable andaccrued
  interest                                                   $   669,826      $      --
Accounts payable settled through issuance of shareholder
  common stock                                               $    14,200      $      --
Exercise of stock options through settlement of
  accounts payable                                           $    35,000      $      --


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

Acquisition of Royal Turf Club of St Kitts. - On October 23, 2007, the Board of Directors of the Company, finalized and closed an Exchange Agreement wherein the Company acquired all of the outstanding shares of the Royal Turf Club, Inc. ("RTCK") a St. Kitts and Nevis corporation in exchange for one million (1,000,000) shares of the Company's shares of common stock. The acquisition of RTCK enables the Company to open a call-center in St. Kitts and effectively terminates a contract between the Company and RTCK wherein the Company would pay royalties to RTCK in a total amount not to exceed $640,000. Since there were no significant assets, RTCK was not yet considered a business. Therefore, the purchase price for RTCK was the value of the royalty payments of $640,000 to be paid. The Company cannot currently estimate when these royalty payments were to be paid and has expensed them in the accompanying 2007 financial statements.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Business Condition and Risks - The Company has only recently begun to generate revenues, generating $1,225,590 during the year ended December 31, 2008 and $256,892 during 2007, of which $213,716 was generated during the three months ended December 31, 2007. It has an accumulated deficit of $10,741,719 at December 31, 2008 and net losses of $1,523,925 and $2,050,661 during 2008 and 2007, respectively, and has used cash in operating activities of $111,057 and $524,905 during 2008 and 2007, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Cash - The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Trade Accounts Receivable - The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances. Uncollectible balances are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when cash is received. A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms. Interest income is not recorded on trade receivables that are past due, unless that interest is collected.

Equipment and Software-Equipment and software is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which range from six to ten years. The Company recognized depreciation expense of $2,853 and $1,023 during the years ended December 31, 2008 and 2007, respectively.

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

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Track Settlements and Wagering - Track settlements and wagering consist of amounts due to customers/tracks based on the outcome of bets placed. The Company books the liability when money is received from the payer and decreases the liability when the settlement is paid out to the payee, in the case of settlement and reconciliation contracts. The Company books the liability w based on when the outcome of bets placed are known and decreases the liability when the settlement is paid out to the tracks under client contracts wherein the client agrees to pay the Company for access to pari-mutuel wagering pools with pari-mutuel tracks that the Company has contracts. At December 31, 2008 and 2007, the Company had $228,634 and $36,103, respectively.

Research and Development - The Company incurred research and development costs of $55,431 and $130,544 during the years ended December 2008 and 2007, respectively, all of which were expensed. The research and development costs were for the development of software to be used in RTCA's hub operations in Antigua.

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

During the year ended December 31, 2008, contracts with three customers accounted for 48%, 30% and 3%, respectively, of total revenues. During the year ended December 31, 2007, these three customers accounted for 56%, 22%, and, 18% of the Company's total revenues, respectively.

Stock-Based Compensation - Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards 123R ("SFAS 123R"), Share-Based Payment, using the modified prospective method. SFAS 123R requires the recognition of the cost of employee services received in exchange for an award of equity instruments in the financial statements and is measured based on the grant date fair value of the award. SFAS 123R also requires the stock option compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (the vesting period).

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

Basic and Diluted Loss Per Common Share - Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2008 and 2007 there were 2,000,000 and 1,900,000 potentially issuable common shares, respectively, from stock options and 218,333 and 1,179,522 potentially issuable common shares, respectively from convertible notes payable. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles and provides entities with a framework for selecting the principles used in preparation of financial statements that are presented in conformity with GAAP. The current GAAP hierarchy has been criticized because it is directed to the auditor rather than the entity, it is complex, and it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process. The Board believes the GAAP hierarchy should be directed to entities because it is the entity (not its auditors) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. The adoption of FASB 162 is not expected to have a material impact on the Company's financial statements.

In May 20008, the FASB issued FSP APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSB APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has not yet determined the effect on its consolidated financial statements, if any, that will occur upon adoption of FSP APB 14-1.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INCOME TAXES

The components of the net deferred tax asset at December 31, 2008 and 2007 are as follows:

For the Years Ended December 31,                 2008               2007
---------------------------------------------------------------------------

Operating loss carry forwards               $ 2,694,431         $ 2,312,404
Impairment of investment in securities          415,140             415,140
Valuation allowance                          (3,109,571)         (2,727,544)
---------------------------------------------------------------------------
Net Deferred Tax Asset                      $      --           $      --
---------------------------------------------------------------------------


The Company has tax operating loss carry forwards totaling approximately $7,924,800 at December 31, 2008 that will expire if unused from 2018 through 2028.

There was no provision for or benefit from income taxes from continuing operations during any period presented. The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,                       2008         2007
---------------------------------------------------------------------------

Tax benefit at statutory rate of 34%                 518,135        697,225
Non deductible stock based compensation expense     (136,107)      (225,338)
Change in valuation allowance                       (382,028)      (471,887)
---------------------------------------------------------------------------
Provision for Income Taxes                         $    --        $    --
---------------------------------------------------------------------------


NOTE 3 - NOTES PAYABLE & RELATED PARTY ADVANCES

In June 2005 the Company converted debts owed to a shareholder for expenses through the issuance of an unsecured note in the amount of $50,000 which matured on December 31, 2007 and bears interest at a rate of 10% per annum.

On June 1, 2007, the Company issued an unsecured note for $240,091, bearing interest at 10% per annum, to its Chairman and Chief Executive Officer to retire the existing revolving credit line of $176,488 (see below), settle accrued interest through May 31, 2007 on the line of credit of $7,353 and converted $56,250 for unpaid salary due through March 31, 2007. On September 10, 2007, this unsecured note was transferred to a convertible promissory note (see below).

Revolving Credit Loan - On December 1, 2001, the Company reached an agreement under which the Company could borrow funds under a credit line from its Chairman and Chief Executive Officer. On January 1, 2006 the Company owed $196,988 under the credit line. Borrowings under the agreement were unsecured and bore interest at 8%. During the year ended December 31, 2006 $20,500 was repaid by the issuance of 68,333 shares of the Company's common stock at $0.30 per share. On June 1, 2007 the balance of the note totaling $176,488 was transferred to a new note (see above).

Convertible Promissory Notes - On September 10, 2007, the Company issued a $248,094, 10% convertible promissory note to the Chairman and Chief Executive Officer to retire a note dated June 1, 2007 in the amount of $240,091 (see above) and accrued interest through September 30, 2007 of $8,003. The maturity

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

date on this note was January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. This note, accrued interest and an incentive to convert the note was paid on September 10, 2008 through the issuance of 711,204 shares of common stock at an average of $0.70 per share.

On September 30, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $5,000 in cash advances and to pay $45,000 for salary due for the period April 1 through September 30, 2007. The maturity date on this note was January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. This note, accrued interest and an incentive to convert the note was paid on September 10, 2008 through the issuance of 143,333 shares of common stock at an average of $0.70 per share.

On September 30, 2007, the Company issued a $50,000, 10% convertible promissory note to a shareholder to repay $50,000 in cash advances. The maturity date on this note was January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. This note, accrued interest and an incentive to convert the note was paid on September 10, 2008 through the issuance of 143,333 shares of common stock at an average of $0.70 per share.

On October 15, 2007, the Company issued a $25,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $25,000 in cash advances. The maturity date on this note was January 31, 2009. The note is convertible to shares of the Company's common stock at $0.50 per share. This note, accrued interest and an incentive to convert the note was paid on September 10, 2008 through the issuance of 71,667 shares of common stock at an average of $0.70 per share.

On October 25, 2007, the Company issued a $175,000, 10% convertible promissory note in exchange for cash. The maturity date on this note was December 31, 2010. The note is convertible to shares of the Company's common stock at $0.50 per share. This note, accrued interest and an incentive to convert the note was paid on September 10, 2008 through the issuance of 501,667 shares of common stock at an average of $0.70 per share.

On December 31, 2007, the Company issued a $50,000, 10% convertible promissory note to the Chairman and Chief Executive Officer to repay $50,000 in cash advances. The maturity date on this note is January 31, 2009. The note is convertible to shares of the Company's common stock at $0.60 per share.

On January 8, 2008, the Company issued a $75,000, 10% convertible promissory note to a shareholder in exchange for $73,750 in cash and $1,250 in expenses. The maturity date on this note was January 31, 2009. This note was convertible to shares of the Company's common stock at $0.60 per share. This note, accrued interest and an incentive to convert the note was paid on September 10, 2008 through the issuance of 179,167 shares of common stock at an average of $0.70 per share.

On June 24, 2008, the Company issued a $30,000, 10% convertible promissory note to a shareholder to repay $30,000 in expenses. The maturity date on this note is January 31, 2010. This note is convertible to shares of the Company's common stock at $0.90 per share.

On September 8, 2008, the Company issued a $35,000, 10% convertible promissory note to a shareholder in exchange for $35,000 in cash. The maturity date on this note is January 31, 2010. This note is convertible to shares of the Company's common stock at $1.00 per share.

On December 24, 2008, the Company issued a $40,000, 8% convertible promissory note to the Chairman and Chief Executive Officer to repay $40,000 in expenses. The maturity date on this note is June 30, 2010. The note is convertible to shares of the Company's common stock at $0.90 per share.

On December 24, 2008, the Company issued a $20,000, 8% convertible promissory note to a shareholder to repay $20,000 in cash advances. The maturity date on this note is June 30, 2010. The note is convertible to shares of the Company's common stock at $0.90 per share.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluated all of the above convertible promissory notes and determined no beneficial conversion features exist.

Accrued Interest - Accrued interest at December 31, 2008 and 2007 was $20,747 and $18,983, respectively.

Notes payable are summarized as follows:

December 31                                                       2008           2007
---------------------------------------------------------------------------------------

10% notes payable to shareholder, due on demand, unsecured     $  65,000     $   65,000
10% notes payable convertible at $0.50 per share of common
   stock to a related party, due January  2009                      --          373,094
8% notes payable convertible at $0.90 per share of common
   stock to a related party, due June 2010                        40,000           --
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January  2010                    50,000         50,000
10% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due January  2010                      30,000           --
10% notes payable convertible at $1.00 per share of common
   stock to a shareholder, due January  2010                      35,000           --
8% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due June  2010                         20,000           --
10% notes payable convertible at $0.50 per share of common
   stock, due December 2010                                         --          175,000
---------------------------------------------------------------------------------------
Total notes payable less unamortized discount                    240,000        663,094
Less:  current portion                                            65,000         65,000
---------------------------------------------------------------------------------------
Long-Term Notes Payable                                        $ 175,000     $  598,094
=======================================================================================

Future maturities of notes payable as of December 31, 2008 are as follows: 2009
- $65,000; 2010 - $175,000.

Accounts Payable - Related Party At December 31, 2008, the Company owed officers and directors $14,700 for expenses and owed the Chairman and Chief Executive
Officer $11,036 for advances to the Company for operational expenses. In addition, the Company owed Global Financial Solutions Holdings, Ltd, the minority shareholder in the Company's Antigua operations, $82,009. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party

At December 31, 2007, the Company owed officers and directors $8,615 for expenses and owed the Chairman and Chief Executive Officer $960 for advances to the Company for operational expenses. In addition, the Company owed Global
Financial Solutions Holdings, Ltd, the minority shareholder in the Company's
Antigua operations, $71,612. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.




               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - The Company issued 200,000 options to various employees and consultants at an exercise price of $1.00 during the year ended December 31, 2008. 134,000 of the options vested immediately and the remaining 66,000 options vest from August 2009 to August 2010. The options expire 10 years from date of grant if unexercised.

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

The Company did not grant any options for the purchase of common stock under the plan during the years ended December 31, 2008 and 2007.

For the year ended December 31, 2008 and 2007, the Company calculated stock-based compensation expense of $241,058 and $679,009, respectively, related to stock options. Stock-based compensation has been included in the Statement of Operations as follows:

                                 Selling,
                              General, and      Research and
                              Administrative    Development         Total
   Period Reported              Expense           Expense          Expense
---------------------------------------------------------------------------

Year ended December 31, 2008   $ 237,896        $   3,162      $    241,058

Year ended December 31, 2007   $ 639,745        $  39,264      $    679,009




               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of stock option activity for the years ended December 31, 2008 and 2007 is as follows:

                                                                Weighted        Weighted
                                                                 Average         Average        Aggregate
                                                                Exercise        Remaining       Intrinsic
                                              Options             Price      Contractual Life     Value
---------------------------------------------------------------------------------------------------------

Balance December 31, 2006                       850,000           $0.35
   Granted                                    1,050,000           $0.55
---------------------------------------------------------------------------------------------------------
Balance December 31, 2007                     1,900,000           $0.46         8.59 years   $   830,000
    Granted                                     200,000           $1.00
    Exercised                                  (100,000)          $0.35
--------------------------------------------------------------------------------------------------------
Balance December 31, 2008                     2,000,000           $0.52         8.17 years   $1,035,000
------------------------------------------------------------------------------------------- -------------
Options exercisable at December 31, 2008      1,909,000           $0.51         8.12 years   $1,018,860
---------------------------------------------------------------------------------------------------------
Options exercisable at December 31, 2007      1,650,500          $0.47


As of December 31, 2008, there was approximately $60,356 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of approximately 1.14 years. The year end intrinsic value is based on a December 31, 2008 closing price of $1.04.

The Company uses the Black Scholes option pricing model to value the stock options. The following are the weighted-average assumptions used for options granted during the years ended December 31, 2008 and 2007, respectively:

                                                Years Ended December 31,
                                              ---------------------------
                                                  2008            2007
                                              ---------------------------

Expected cash dividend yield                         --              --
Expected stock price volatility                   202.98%         257.95%
Risk-free interest rate                              3.2%            5.0%
Expected life of options                       5.25 years       10 years

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


NOTE 5 - COMMON STOCK

On March 28, 2008, the Company issued 80,000 shares of its common stock, valued at $1.05 per share totaling $84,000, to International Monetary ("IM") in connection with an agreement between the Company and IM, wherein IM was to attempt to raise $10,000,000 in convertible debt financing to assist the Company in its acquisition plans. The costs were amortized over the three month period of the contract. As of December 31, 2008, the costs were fully expensed.

On August 26, 2008, the Company issued 100,000 shares of its common stock at $0.35 per share for the exercise of stock options. The option was issued in return for settlement of accounts payable owed to the option holder.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2008, a significant shareholder of the Company sold 100,000 shares of the Company's common stock at $0.35 per share for $35,000 to a vendor of the Company. The market value of the stock on the date of the sale was $1.25 per share for a total value of $125,000. The $35,000 proceeds were loaned to the Company on September 8, 2008 as a convertible note payable (See Note 3). The remaining $90,000 settled $14,200 of accounts payable to the vendor and $75,800 was recorded as an expense in the Company's financial statements.

On September 10, 2008, the Company issued 1,750,371 shares of its common stock for the conversion of $623,094 of notes payable to 1,221,189 shares valued at $0.50-$0.60 per share, the payment of $46,732 on accrued interest related to the notes payable to 91,589 shares valued at $0.50-0.60 per share, and an incentive of 437,593 shares valued at $1.25 per share to convert the notes to common stock (See Note 3 above).

During the year ended December 31, 2007, the Company issued 800,000 shares of common stock at $0.35 per share for cash.

During the year ended December 31, 2007 the Company paid expenses through the issuance of 25,000 shares of common stock at $0.65 per share.


NOTE 6 - AGREEMENT WITH GLOBAL FINANCIAL SOLUTIONS HOLDINGS, LTD.

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

Once the Hub Operation has been launched and is considered operational and profitable, all expenses necessary and related to the ongoing operation and management of the Hub Operation ("Hub Operational Expenses") shall be paid out of the funds generated by the activities of the Hub Operation. The Hub Operational Expenses shall include all costs of operating and managing the Hub Operation. If the Hub Operation does not immediately generate sufficient funds to pay for the ongoing Hub Operational Expenses, GFS shall pay the expenses on the same basis and upon the same conditions as Hub Implementation Expenses until such time as the Hub Operation is profitable without reimbursement, or until April 30, 2007, whichever occurs first.

Thereafter, any contributions needed for Hub Operational Expenses shall be paid by the Shareholders equally. If either Shareholder fails to make all or a part of any required contribution, at the option of the other Shareholder either (i) such other Shareholder shall make said payment or (ii) the Shareholder failing

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the year ended December 31, 2008, GFS paid $375,989 towards operations of the Antigua Hub. At December 31, 2008, the Company owed GFS $82,009 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through December 31, 2008.


NOTE 7 - SUBSEQUENT EVENTS

On March 9, 2009 the Board of Directors of the Company authorized the issuance of options to purchase 500,000 shares of the Company's common stock at $1.00 per share to officers and directors of the Company.

On March 12, 2009 the Company issued a promissory note for $25,000 with interest at 8% per annum, due on June 12, 2009 in exchange for cash. In addition, the Company issued an option to purchase 25,000 shares of the Company's common stock at $1.00 per share to the note holder.