Form 10-Q
period 2009-03-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2009-05-06
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2009

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

                 1231 West Honeysuckle Lane, Chandler, AZ 85248
                 ----------------------------------------------
                    (Address of principal executive offices)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                                                  Yes [X] No [ ]

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

     Large accelerated filer [   ]              Accelerated filer  [   ]

     Non-accelerated filer   [   ]              Small reporting company [ X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                 Yes [ ] No [ X]

State the number of shares outstanding of each of the issuer's classes of common stock as of April 21, 2009.

Common Stock, $.001 par value 18,330,712 (Class) (Number of shares)

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                    FORM 10-Q
                                 MARCH 31, 2009
                                      INDEX
                                                                        Page No.
                                                                        --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited) -- March 31,
            2009 and December 31, 2008                                       1

          Condensed Consolidated Statements of Operations
            (Unaudited) - For the Three Ended March 31, 2009 and 2008        2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - For the Three Months Ended
            March 31, 2009 and 2008                                          3

          Notes to Condensed Consolidated Financial Statements (Unaudited)   4

Item 2    Management's Discussion and Analysis or Plan of Operation          8

Item 4T   Controls and Procedures                                            9

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                                   10

Signature Pages                                                              10


                                 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                                       March 31,     December 31,
                                                                         2009            2008
                                                                     ------------    ------------

                                     ASSETS
Current Assets:
  Cash                                                               $      8,021    $     30,075
  Accounts receivable, net of allowance for doubtful accounts
   of $28,722 and $28,722, respectively                                    34,073          42,399
  Prepaid expenses                                                          5,001           5,001
  Other current assets                                                      3,000           3,000
                                                                     ------------    ------------
     Total Current Assets                                                  50,095          80,475
Property and equipment, net of accumulated depreciation of
  $4,849 and $3,877, respectively                                          23,384          24,356
                                                                     ------------    ------------
          Total Assets                                               $     73,479    $    104,831
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                   $    136,252    $    132,108
  Accounts payable related party                                           47,126         107,745
  Track settlements and wagering deposits                                 348,269         228,634
  Accrued expenses                                                         61,500          22,673
  Accrued interest payable                                                 26,551          20,747
  Notes payable, current portion                                          205,000          65,000
                                                                     ------------    ------------
    Total Current Liabilities                                             824,698         576,907
Long-term notes payable, net of current portion                            60,000         175,000
                                                                     ------------    ------------
         Total Liabilities                                                884,698         751,907
                                                                     ------------    ------------

Stockholders' Deficit:
  Global Pari-Mutuel Services, Inc. Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                        --              --
  Common stock - $0.001 par value; authorized 25,000,000 shares;
     18,330,712 shares issued and outstanding, respectively                18,331          18,331
  Additional paid in capital                                            9,581,399       9,570,376
  Accumulated deficit                                                 (10,946,178)    (10,741,719)
                                                                     ------------    ------------
     Total Global Pari-Mutuel Services, Inc. Stockholders' Deficit     (1,346,448)     (1,153,012)
                                                                     ------------    ------------
  Minority interest                                                       535,229         505,936
                                                                     ------------    ------------
     Total Stockholders' Deficit                                         (811,219)       (647,076)
                                                                     ============    ============

Total Liabilities and Stockholders' Deficit                          $     73,479    $    104,831
                                                                     ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                 GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)


                                                            For the Three Months
                                                               Ended March 31,
                                                            2009            2008
                                                        ------------    ------------
Revenue                                                 $    462,272    $    396,144
Cost of revenue                                              364,614         277,857
                                                        ------------    ------------
Gross Profit                                                  97,658         118,287
                                                        ------------    ------------
Operating Expenses
General and administrative expense                          (342,925)       (324,302)
Research and development                                     (50,000)           --
Interest expense                                              (5,804)        (18,452)
Interest income                                                    2              11
                                                        ------------    ------------
Net Loss before minority interest                           (301,069)       (224,456)
                                                        ------------    ------------
Minority interest share of net loss                           96,610          75,797
                                                        ------------    ------------
Net Loss                                                $   (204,459)   $   (148,659)
                                                        ============    ============

Basic and Diluted Loss Per Share                        $      (0.01)   $      (0.01)
                                                        ============    ============

Basic and Diluted Weighted-Average Shares Outstanding     18,330,712      16,403,008
                                                        ------------    ------------




    The accompanying notes are an integral part of these condensed consolidated financial statements.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       For the Three Months Ended
                                                               March 31,
                                                           2009          2008
                                                        ---------     ---------
Cash Flows from Operating Activities
Net loss                                                $(204,459)    $(148,659)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Net expenses paid by minority interest holders           79,485        80,020
  Minority interest share of loss                         (96,610)      (75,797)
  Depreciation and amortization                               972           620
  Stock based compensation and interest                    11,023        21,879
  Change in operating assets and liabilities:
    Accounts receivable                                     8,326       (14,794)
    Prepaid expenses                                         --            --
    Other current assets                                     --          (3,744)
    Accounts payable and accrued expenses                 154,209        37,757
                                                        ---------     ---------
  Net Cash Used in Operating Activities                   (47,054)     (102,718)
                                                        ---------     ---------
Cash Flows from Investing Activities
  Net Cash Used in Investment Activities                     --            --
                                                        ---------     ---------
Cash Flows from Financing Activities
Proceeds from issuance of common stock                       --            --
Proceeds from borrowings                                   25,000        73,750
                                                        ---------     ---------
  Net Cash Provided by Financing Activities                25,000        73,750
                                                        ---------     ---------
Net Increase (Decrease) in Cash                           (22,054)      (28,968)
Cash - Beginning of Period                                 30,075        40,822
                                                        ---------     ---------
Cash - End of Period                                    $   8,021     $  11,854
                                                        =========     =========
Supplemental Cash Flow Information
    Cash paid for interest                              $    --       $   3,260
                                                        ---------     ---------
Non Cash Investing and Financing Activities
    Common stock issued for prepaid expense                  --          84,000
                                                        ---------     ---------
    Accrued interest converted to note payable               --           1,250
                                                        ---------     ---------


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                                        3

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation -- The unaudited condensed consolidated financial statements of Global Pari-mutuel Services, Inc. and subsidiaries have been prepared by management. These financial statements are prepared in accordance with generally accepted accounting principles for interim financial information and the related rules and regulations of the Securities and Exchange Commission. Accordingly, certain financial statement information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements. For further information, refer to our financial statements and footnotes thereto included in Global Pari-mutuel Services' Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on April 1, 2009.

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation --The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company has only recently begun to generate revenues, generating $462,272 and $396,144 during the three months ended March 31, 2009 and 2008, respectively. It has an accumulated deficit of $10,946,178 at March 31, 2009 and net losses of $204,459 and $148,659 during the three months ended March 31, 2009 and 2008, respectively, and has used cash in operating activities of $47,054 and $102,718 during the three months ended March 31, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of March 31, 2009 and 2008 there were 2,000,000 and 1,900,000 potentially issuable common shares, from stock options and 218,333 and 1,304,522 potentially issuable common shares from convertible notes payable, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Recent Accounting Standards -- In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" which permitted a one-year deferral for the implementation of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") with regard to non-financial assets and liabilities that are not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning in the quarter ended March 31, 2009, we adopted SFAS

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


157 for such non-financial assets and liabilities. Such non-financial assets and liabilities measured at fair value in the quarter ended March 31, 2009 were not significant and the full adoption of SFAS 157 did not materially impact the Company's results of operations or financial condition.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51." This Statement requires that the noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary and requires additional disclosures that identify and distinguish between the interests of the controlling and minority interest owners. Pursuant to the transition provisions of SFAS No. 160, the company adopted the Statement on January 1, 2009 via retrospective application of the presentation and disclosure requirements. Minority interests of $505,936 at December 31, 2008 were reclassified from the Liabilities section to the Stockholders' Equity as of January 1, 2009. The implementation of SFAS No. 160 did not have a material impact on the Company's consolidated financial statements.

NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

On March 12, 2009, the Company issued a $25,000, 8% promissory note in exchange for $25,000 in cash. The maturity date on this note is June 12, 2009.

Notes payable are summarized as follows:
                                                             March 31,  December
                                                               2009     31, 2008
                                                             --------   --------
10% notes payable to shareholder, due on demand, unsecured $ 65,000 $ 65,000 8% notes payable convertible at $0.90 per share of common
   stock to a related party, due June 2010                     40,000     40,000
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2010                  50,000     50,000
10% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due January 2010                    30,000     30,000
10% notes payable convertible at $1.00 per share of common
   stock to a shareholder, due January 2010                    35,000     35,000
8% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due June 2010                       20,000     20,000
8% notes payable to a shareholder, due June 2009               25,000       --
                                                             --------   --------
Total notes payable less unamortized discount                 265,000    240,000
Less: current portion                                         205,000     65,000
                                                             --------   --------
Long-Term Notes Payable                                      $ 60,000   $175,000
                                                             ========   ========

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


Accrued interest at March 31, 2009 and December 31, 2008 was $26,551 and $20,747, respectively.

Accounts Payable - Related Party - At March 31, 2009, the Company owed officers and directors $501 for expenses and owed the Chairman and Chief Executive Officer $11,036 for advances to the Company for operational expenses. In addition, the Company owed Global Financial Solutions Holdings, Ltd, the minority shareholder in the Company's Antigua operations, $35,589. The amounts are due on demand, bear no interest, and are classified as accounts payable-related party.

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

GFS paid all of the expenses of the Hub Operation on the same basis and upon the same conditions as Hub Implementation Expenses through April 30, 2007 without reimbursement. Thereafter, any contributions needed for Hub Operational Expenses are paid by the Shareholders equally. If either Shareholder fails to make all or a part of any required contribution, at the option of the other Shareholder either (i) such other Shareholder shall make said payment or (ii) the Shareholder failing to make the contribution shall forfeit such portion of its stock in RTCA as is proportionate to the amount of the failure and a figure equal to an overall capitalization of RTCA of twice the aggregate amount paid by GFS for the RTCA Shares (excluding amounts paid by it under this sentence).

During the three months ended March 31, 2009, GFS paid $79,485 towards operations of the Antigua Hub. At March 31, 2009, the Company owed GFS $35,589 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through March 31, 2009.

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - During the three months ended March 31, 2009 and 2008, the Company did not grant options for the purchase shares of common stock.

Qualified Options - During the three months ended March 31, 2009 and 2008, the Company did not grant options for the purchase shares of common stock. At March 31, 2009, there were 1,049,500 qualified options available for future grants under the Plan.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


For the three months ended March 31, 2009 and 2007, the Company calculated compensation expense of $11,023 and $21,879 related to stock options, respectively. A summary of employee stock option activity for the three months ended March 31, 2009, is presented below:

                                                                   Weighted Average
                              Shares Under   Weighted Average   Remaining Contractual      Aggregate
                                 Option       Exercise Price             Life           Intrinsic Value
                              ------------   ----------------   ---------------------   ---------------
   Outstanding at
     December 31, 2008          2,000,000         $0.52
        Granted                     -               -
        Exercised                   -               -
        Forfeited                   -               -
        Expired                     -               -
                              ------------   ----------------   ---------------------   ---------------
   Outstanding at
     March 31, 2009             2,000,000         $0.52               7.93 years          $1,055,000
                              ============   ================   =====================   ===============
   Exercisable at
     March 31, 2009             1,909,000         $0.51               7.87 years          $1,037,950
                              ============   ================   =====================   ===============

The intrinsic value is based on a March 31, 2009 closing price of the Company's common stock of $1.05 per share. As of March 31, 2009, there was approximately
$44,353 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1 year.

NOTE 5 - SUBSEQUENT EVENTS

On April 1, 2009, the Company issued a $25,000, 8% convertible promissory note to a shareholder in exchange for $25,000 in cash. The maturity date on this note was March 31, 2010. This note was convertible to shares of the Company's common stock at $0.90 per share.

On April 1, 2009, the Company issued a $20,000, 8% convertible promissory note to a related party in exchange for $20,000 in cash. The maturity date on this note was March 31, 2010. This note was convertible to shares of the Company's common stock at $0.90 per share.

On April 20, 2009, the Company issued a $30,000, 8% convertible promissory note to its Chairman and Chief Executive Officer in exchange for $30,000 in expenses.
The maturity date on this note was April 20, 2010. This note was convertible to shares of the Company's common stock at $0.90 per share.

                                        7

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

During the three months ended March 31, 2009 and 2008 our revenues were $462,272 and $396,144, respectively. During the three months ended March 31, 2009, $428,619 of the revenue was generated from providing pari-mutuel hub and content services, $18,428 from settlement and reconciliation services and $15,225 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the three months ended March 31, 2009 were $364,614 and gross profit was $97,658. During the three months ended March 31, 2008, $316,542 of the revenue was generated from providing pari-mutuel hub and content services, $72,324 from settlement and reconciliation services and $7,278 from sales and rental of equipment related to pari-mutuel wagering. Cost of sales during the three months ended March 31, 2008 were $277,857 and gross profit was $118, 287.

The operating losses we have incurred were $204,459 during the three months ended March 31, 2009 and $148,659 during the three months ended March 31, 2008. Included in the losses were $11,023 and $21,879 of non-cash share based compensation during the three months ended March 31, 2009 and 2008, respectively. These losses and negative cash flows from operating activities, raise doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our continued ability to launch our proposed core service activities and generate sufficient revenue and cash flow to meet our obligations and/or to obtain additional financing or sell assets as may be required to fund current operations.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows. The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this report.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the three months ended March 31, 2009 we raised $25,000 from borrowings. During the three months ended March 31, 2008 we raised $73,750 from borrowings. We used cash in operating activities of $47,054 and $102,718 during the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, our current assets and current liabilities were $50,095 and $824,698, respectively.

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

ITEM 4T - CONTROLS AND PROCEDURES

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------

                                   Registrant

Date:  April 24, 2009                  By:  /S/ James A. Egide
      ----------------                      --------------------
                                            James A. Egide
                                            Chairman of the Board Directors
                                            (Principal Executive Officer)

Date:  April 24, 2009                  By:  /S/ Michael D. Bard
      ----------------                      ---------------------
                                            Michael D. Bard
                                            (Principal Financial and Accounting
                                            Officer)