Form 10-Q
period 2009-06-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2009-08-18
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or small reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "small reporting company" in Rule 12b-2 of the Exchange Act.

         Large accelerated filer [   ]           Accelerated filer  [   ]

         Non-accelerated filer   [   ]           Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


State the number of shares outstanding of each of the issuer's classes of common stock as of August 13, 2009. Common Stock, $.001 par value 18,330,712

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                    FORM 10-Q
                                  JUNE 30, 2009

                                      INDEX
                                                                        Page No.
                                                                        --------

PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited) -                 1
            June 30, 2009 and December 31, 2008

          Condensed Consolidated Statements of Operations                     2
            (Unaudited) - For the Three and Six Months Ended
            June 30, 2009 and 2008

          Condensed Consolidated Statements of Cash Flows                     3
            (Unaudited) - For the Six Months Ended
            June 30, 2009 and 2008

          Notes to Condensed Consolidated Financial Statements (Unaudited)    4

Item 2    Management's Discussion and Analysis or Plan of Operation           9

Item 4T   Controls and Procedures                                             11

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                                    12

Signature Pages                                                               12


                                 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                                       June 30,      December 31,
                                                                         2009            2008
                                                                     ------------    ------------
                                        ASSETS
Current Assets:
  Cash                                                               $      6,724    $     30,075
  Accounts receivable, net of allowance for doubtful accounts of
    $40,908 and $28,722, respectively                                      62,210          42,399
  Accounts receivable related party                                         5,321            --
  Prepaid expenses                                                           --             5,001
  Other current assets                                                      1,500           3,000
                                                                     ------------    ------------
     Total Current Assets                                                  75,755          80,475
Property and equipment, net of accumulated  depreciation of $5,820
  and $3,877, respectively                                                 22,413          24,356
                                                                     ------------    ------------
          Total Assets                                               $     98,168    $    104,831
                                                                     ============    ============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                   $    255,721    $    132,108
  Accounts payable related party                                              401         107,745
  Track settlements and wagering deposits                                 457,088         228,634
  Accrued expenses                                                         92,361          22,673
  Accrued interest payable                                                 34,118          20,747
  Notes payable, current portion                                          340,000          65,000
                                                                     ------------    ------------
    Total Current Liabilities                                           1,179,689         576,907
Long-term notes payable, net of current portion                              --           175,000
                                                                     ------------    ------------
         Total Liabilities                                              1,179,689         751,907
                                                                     ------------    ------------

Stockholders' Deficit:
 Global Pari-Mutuel Services, Inc. Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                        --              --
  Common stock - $0.001 par value; authorized 25,000,000 shares;
    18,330,712 shares issued and outstanding, respectively                 18,331          18,331
  Additional paid in capital                                            9,901,484       9,570,376
  Accumulated deficit                                                 (11,521,822)    (10,741,719)

                                                                     ------------    ------------
     Total Global Pari-Mutuel Services, Inc. Stockholders' Deficit     (1,602,007)     (1,153,012)

                                                                     ------------    ------------
  Non-controlling interest                                                520,486         505,936
                                                                     ------------    ------------
     Total Stockholders' Deficit                                       (1,081,521)       (647,076)
                                                                     ============    ============

Total Liabilities and Stockholders' Deficit                          $     98,168    $    104,831
                                                                     ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)



                                                                  For the Three Months             For the Six Months
                                                                     Ended June 30,                  Ended June 30,
                                                              ----------------------------    ----------------------------
                                                                  2009            2008            2009            2008
                                                              ------------    ------------    ------------    ------------
Revenue                                                       $    391,895    $    281,134    $    854,167    $    677,278
Cost of revenue                                                    320,723         166,435         685,337         444,292
                                                              ------------    ------------    ------------    ------------
     Gross profit                                                   71,172         114,699         168,830         232,986
                                                              ------------    ------------    ------------    ------------

Operating Expenses
General and administrative expense                                (672,068)       (416,048)     (1,014,994)       (740,350)
Research and development                                           (70,350)           --          (120,350)           --
                                                              ------------    ------------    ------------    ------------
     Total operating expenses                                     (742,418)       (416,048)     (1,135,344)       (740,350)
                                                              ------------    ------------    ------------    ------------
     Loss from operations                                         (671,246)       (301,349)       (966,514)       (507,364)
                                                              ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                                   (13,643)        (18,502)        (19,447)        (36,954)
Interest income                                                       --                14               3              25
                                                              ------------    ------------    ------------    ------------
     Total other expenses, net                                     (13,643)        (18,488)        (19,444)        (36,929)
                                                              ------------    ------------    ------------    ------------
Net loss                                                          (684,889)       (319,837)       (985,958)       (544,293)
                                                              ------------    ------------    ------------    ------------

Less net loss attributable to the non-controlling interest         109,245          71,581         205,855         147,378
                                                              ------------    ------------    ------------    ------------
Net loss attributable to Global Pari-Mutuel Services, Inc.    $   (575,644)   $   (248,256)   $   (780,103)   $   (396,915)
                                                              ============    ============    ============    ============

Basic and Diluted Loss Per Share                              $      (0.03)   $      (0.02)   $      (0.04)   $      (0.02)
                                                              ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares Outstanding           18,330,712      16,480,341      18,330,712      16,441,888
                                                              ------------    ------------    ------------    ------------



            The accompanying notes are an integral part of these condensed consolidated financial statements.


                     GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)




                                                                    For the Six Months Ended
                                                                            June 30,
                                                                    ------------------------
                                                                        2009         2008
                                                                     ---------    ---------
Cash Flows from Operating Activities
Net loss                                                             $(780,103)   $(396,915)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Net expenses paid by minority interest holders                       133,075      165,478
  Loss attributable to non-controlling interest                       (205,855)    (147,378)
  Allowance for bad debt                                                12,186       23,863
  Depreciation and amortization                                          1,943        1,240
  Stock based compensation and interest                                331,108      124,257
  Change in operating assets and liabilities:
    Accounts receivable                                                (31,997)     (30,885)
    Prepaid expenses                                                     5,001         --
    Other current assets                                                 1,500       (5,694)
    Accounts payable and accrued expenses                              439,791      174,938
                                                                     ---------    ---------
  Net Cash Used in Operating Activities                                (93,351)     (91,096)
                                                                     ---------    ---------

Cash Flows from Investing Activities
Purchase of equipment                                                     --         (2,500)
                                                                     ---------    ---------
  Net Cash Used in Investment Activities                                  --         (2,500)
                                                                     ---------    ---------

Cash Flows from Financing Activities
Proceeds from borrowings                                                70,000       73,750
                                                                     ---------    ---------
  Net Cash Provided by Financing Activities                             70,000       73,750
                                                                     ---------    ---------

Net Decrease in Cash                                                   (23,351)     (19,846)
Cash - Beginning of Period                                              30,075       40,822
                                                                     ---------    ---------
Cash - End of Period                                                 $   6,724    $  20,976
                                                                     =========    =========

Supplemental Cash Flow Information
    Cash paid for interest                                           $    --      $   3,260
Non Cash Investing and Financing Activities
    Notes payable issued to settle accrued expenses                  $  30,000    $  31,250
    Related party payable settled through non-controlling interest   $  87,330    $    --




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

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation --The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company has only recently begun to generate revenues, generating $854,167 and $677,278 during the six months ended June 30, 2009 and 2008, respectively. It has an accumulated deficit of $11,521,822 at June 30, 2009 and net losses of $780,103 and $396,915 during the six months ended June 30, 2009 and 2008, respectively, and has used cash in operating activities of $93,351 and $91,096 during the six months ended June 30, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of June 30, 2009 and 2008 there were 2,575,000 and 1,900,000 potentially issuable common shares, from stock options and 301,667 and 1,337,855 potentially issuable common shares from convertible notes payable, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Recent Accounting Standards -- In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. 157-2, "Effective Date of FASB Statement No. 157" which permitted a one-year deferral for the implementation of SFAS No. 157, "Fair Value Measurements" ("SFAS 157") with regard to non-financial assets and liabilities that are not recognized or

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


disclosed at fair value in the financial statements on a recurring basis (at least annually). Beginning in the quarter ended March 31, 2009, we adopted SFAS 157 for such non-financial assets and liabilities. Such non-financial assets and liabilities measured at fair value in the quarter ended March 31, 2009 were not significant and the full adoption of SFAS 157 did not materially impact the Company's results of operations or financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1 (collectively, "FSP FAS 107-1"), Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The FSP FAS 107-1 also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. Under FSP FAS 107-1, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods. In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. FSP FAS 107-1 is effective for periods ending after June 15, 2009 and the adoption did not have a material impact on our financial position or results of operations.

NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

On March 12, 2009, the Company issued a $25,000, 8% promissory note in exchange for $25,000 in cash. The maturity date on this note is June 12, 2009. On June 3, 2009, the maturity date of the note was extended until September 12, 2009. The Company issued the note holder stock options to purchase 25,000 share of the Company's common stock at $1.00 per share. The fair value of the option was recorded as a debt discount of $6,076. The discount was amortized as interest expense over the original term of the note. The discount was fully amortized as of June 30, 2009.

On April 1, 2009, the Company issued a $25,000 promissory note convertible at $0.90 per share of common stock with interest at 8% per annum in exchange for $25,000 in cash. The maturity date on this note is March 31, 2010.

On April 1, 2009, the Company issued a $20,000 promissory note convertible at $0.90 per share of common stock with interest at 8% per annum in exchange for $20,000 in cash to a related party. The maturity date on this note is March 31, 2010.

On April 20, 2009, the Company issued a $30,000 promissory note convertible at $0.90 per share of common stock with interest at 8% per annum to settle $30,000 of expenses to the Chairman and CEO. The maturity date on this note is April 20, 2010.

The Company evaluated all of the above convertible promissory notes and determined that no beneficial conversion features exist.


               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


Notes payable are summarized as follows:
                                                             June 30,  December 31,
                                                               2009       2008
                                                             --------   --------
10% notes payable to shareholder, due on demand, unsecured   $ 65,000   $ 65,000
8% notes payable convertible at $0.90 per share of common
   stock to a related party, due June 2010                     40,000     40,000
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2010                  50,000     50,000
10% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due January 2010                    30,000     30,000
10% notes payable convertible at $1.00 per share of common
   stock to a shareholder, due January 2010                    35,000     35,000
8% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due June 2010                       20,000     20,000
8% notes payable to a shareholder, due September 2009          25,000       --
8% note payable convertible at $0.90 per share of common
   stock to a shareholder, due March 2010                      25,000       --
8% note payable convertible at $0.90 per share of common
   stock to a related party, due March 2010                    20,000       --
8% note payable convertible at $0.90 per share of common
   stock to a related party, due March 2010                    30,000       --
                                                             --------   --------
Total notes payable less unamortized discount                 340,000    240,000
Less:  current portion                                        340,000     65,000
                                                             --------   --------
Long-Term Notes Payable                                      $   --     $175,000
                                                             ========   ========

Accrued interest at June 30, 2009 and December 31, 2008 was $34,118 and $20,747, respectively.

Accounts Payable - Related Party - At June 30, 2009, the Company owed officers and directors $401 for expenses.

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

During the six months ended June 30, 2009, GFS paid $133,075 towards operations of the Antigua Hub. At June 30, 2009, the GFS owed the Company $5,321 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through June 30, 2009.

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - During the six months ended June 30, 2009, the Company granted options for the purchase 575,000 shares of common stock. The Company did not issue any options during the six months ended June 30, 2008.

Qualified Options - During the six months ended June 30, 2009 and 2008, the
Company did not grant options for the purchase shares of common stock. At June
30, 2009, there were 1,049,500 qualified options available for future grants under the Plan.

For the six months ended June 30, 2009 and 2008 the Company calculated compensation expense of $325,032 and $40,257 related to stock options, respectively.

A summary of employee stock option activity for the three months ended June 30, 2009, is presented below:

                                                             Weighted Average
                         Shares Under  Weighted Average   Remaining Contractual    Aggregate
                            Option      Exercise Price             Life         Intrinsic Value
                        ------------- ------------------- --------------------- ---------------
  Outstanding at
    December 31, 2008      2,000,000        $0.52
       Granted               575,000         0.76               2.56 years
       Exercised               -              -
       Forfeited               -              -
       Expired                 -              -
                        ------------- ------------------- --------------------- ---------------
  Outstanding at
    June 30, 2009          2,575,000        $0.58               6.58 years        $1,092,500
                        ============= =================== ===================== ===============
  Exercisable at
    June 30, 2009          2,509,000        $0.56               6.51 years        $1,092,500
                        ============= =================== ===================== ===============

The fair value of the 550,000 stock options granted to employees during the six months ended June 30, 2009 was $298,779. The intrinsic value is based on a June
30, 2009 closing price of the Company's common stock of $1.00 per share. As of June 30, 2009, there was approximately $27,040 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 1 year.


The Company uses the Black Scholes option pricing model to value the stock options. The following are weighted-average assumptions used for options granted during the six months ended June 30, 2009:

                                                  June 30, 2009
                                                  -------------
            Expected cash dividend yield                      -
            Expected stock price volatility             101.71%
            Risk-free interest rate                       0.71%
            Expected life of options                 1.46 years

The expected life of stock options is calculated using the simplified method described in SAB 107 as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected volatility is based on historical price volatility of our common stock.
The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

NOTE 5 - CHANGES IN EQUITY (DEFICIT)

A summary of the composition of Equity (Deficit) of the Company at June 30, 2009 and 2008, and the changes during the six months then ended is presented in the following table:

                                         Global Pari-Mutuel
                                           Services, Inc.
                                            stockholders'  Non-controlling
                                               deficit         interest      Total deficit
                                            -----------      -----------     -------------
Balance at December 31, 2008                $(1,153,012)     $   505,936      $  (647,076)
Stock option compensation                       331,108             --            331,108
Related party payable settle through
  minority interest                                --             87,330           87,330
Expenses paid by minority interest holder          --            133,075          133,075
Net loss                                       (780,103)        (205,855)        (985,958)
                                            -----------      -----------      -----------
Balance at June 30, 2009                    $(1,602,007)     $   520,486      $(1,081,521)
                                            ===========      ===========      ===========


                                         Global Pari-Mutuel
                                           Services, Inc.
                                            stockholders'  Non-controlling
                                               deficit         interest      Total deficit
                                            -----------      -----------     -------------
Balance at December 31, 2007                $(1,295,964)     $   464,905      $  (831,059)
Stock option compensation                        40,257             --             40,257
Shares issued for services                       84,000             --             84,000
Related party payable settle through
  minority interest                                --            (33,676)         (33,676)
Expenses paid by minority interest holder          --            199,154          199,154
Net loss                                       (396,915)        (147,378)        (544,293)
                                            -----------      -----------      -----------
Balance at June 30, 2008                    $(1,568,622)     $   483,005      $(1,085,617)
                                            ===========      ===========      ===========


NOTE 6 - SUBSEQUENT EVENTS

On July 7, 2009, in connection with the Company's termination of its contract with Sol Mutuel, Ltd, the Company entered into a settlement agreement with SOL
Mutuel, Ltd, wherein the Company agreed to release funds previously collected on Sol Mutuel's behalf in exchange for $60,000 in additional fees. The Company is required to pay Sol Mutuel $30,000 in July 2009, $40,000 on August 1, 2009,
$40,000 on September 1, 2009 and $41,842 on October 1, 2009.

                                        8

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

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows, and should be read in conjunction with the condensed consolidated financial statements and notes thereto that are contained in this Report, as well as Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

During the six months ended June 30, 2009 and 2008 our revenues were $854,167 and $677,278, respectively. During the six months ended June 30, 2009, $803,019 of the revenue was generated from providing pari-mutuel hub and content services, $18,428 from settlement and reconciliation services and $32,720 from sales and rental of equipment related to pari-mutuel wagering. During the six months ended June 30, 2008, $495,628 of the revenue was generated from providing pari-mutuel hub and content services, $155,298 from settlement and reconciliation services and $26,352 from sales and rental of equipment related to pari-mutuel wagering. Revenues during the six months ended June 30, 2009 were approximately $177,000 more than the six months ended June 30, 2008 due primarily to an $167,000 increase in revenues from a new contract with an off track betting operation, a $40,000 increase from a new contract with a high volume bettor, and an $137,000 increase in volume from existing customers. These increases were offset by a reduction in revenues of $137,000 due to a decrease in volume processed with our settlement and reconciliation customer, Sol Mutuel, and the eventual termination of that contract (see footnote 6 to the financial statements).

During the three months ended June 30, 2009 and 2008 our revenues were $391,815 and $281,134, respectively. During the three months ended June 30, 2009, $374,320 of the revenue was generated from providing pari-mutuel hub and content services and $17,495 from sales and rental of equipment related to pari-mutuel wagering. During the three months ended June 30, 2008, $179,086 of the revenue was generated from providing pari-mutuel hub and content services, $82,973 from settlement and reconciliation services and $19,075 from sales and rental of equipment related to pari-mutuel wagering. Revenues during the three months ended June 30, 2009 we approximately $111,000 more than the quarter ended June 30, 2008 due primarily to an $167,000 increase in revenues from a new contract with an off track betting operation, a $40,000 increase from a new contract with a high volume bettor, and an $13,000 increase in volume from existing off track betting customers. These increases were offset by a reduction in revenues of $83,000 due to a decrease in volume processed with our settlement and reconciliation customer, Sol Mutuel, and the eventual termination of that contract (see footnote 6 to the financial statements) and a $26,000 reduction in pari-mutuel hub and content services from our call-in customers.

Cost of sales during the six months ended June 30, 2009 was $685,337 and gross profit was $168,830. Cost of sales during the six months ended June 30, 2008 was $444,292 and gross profit was $232,986. During the six months ended June 30, 2009, cost of sales was 80.2% of revenue as compared to 65.6% of revenue during the six months ended June 30, 2008. This change is attributed to the reduction in settlement and reconciliation revenue from $155,298 during the six months ended June 30, 2008 to $18,428 during the six months ended June 30, 2009. Cost of sales associated with settlement and reconciliation revenue was minimal. Settlement and reconciliation revenue declined due to the termination of the contract with Sol Mutuel (see footnote 6 to the financial statements).

Cost of sales during the three months ended June 30, 2009 was $320,723 and gross profit was $71,172. Cost of sales during the three months ended June 30, 2008 was $166,435 and gross profit was $114,699. During the three months ended June 30, 2009, cost of sales was 81.9% of revenue as compared to 59.2% of revenue during the six months ended June 30, 2008. This change is attributed to the reduction in settlement and reconciliation revenue from $82,973 during the three months ended June 30, 2008 to $0 during the three months ended June 30, 2009. Cost of sales associated with settlement and reconciliation revenue was minimal. Settlement and reconciliation revenue declined due to the termination of the contract with Sol Mutuel (see footnote 6 to the financial statements).

The net losses we have incurred were $780,103 during the six months ended June 30, 2009 and $396,915 during the six months ended June 30, 2008. Included in the losses were $325,032 and $40,257 of non-cash share based compensation during the six months ended June 30, 2009 and 2008, respectively. The increase in loss of approximately $383,000 for the six months ended June 30, 2009 when compared to the six months ended June 30, 2008 is attributed to a $285,000 increase in non-cash share based compensation, an $120,000 increase in expenditures for research and development on our internet model, a $64,000 reduction in gross profit associated with the change in revenue mix, offset by a $49,000 reduction in expenses due to the shut down of the St. Kitts operations and a 37,000 reduction in other general and administrative expenses.

The net losses we have incurred were $575,644 during the three months ended June 30, 2009 and $248,256 during the three months ended June 30, 2008. Included in the losses were $314,009 and $18,378 of non-cash share based compensation during the six months ended June 30, 2009 and 2008, respectively. The increase in loss of approximately $327,000 for the three months ended June 30, 2009 when compared to the three months ended June 30, 2008 is attributed to a $292,000 increase in non-cash share based compensation, an $70,000 increase in expenditures for research and development on our internet model, a $52,000 reduction in gross profit associated with the change in revenue mix, offset by a $50,000 reduction in consulting costs, a $16,000 reduction of expenses due to the shut down of the St. Kitts operation and a $21,000 reduction in other general and administrative expenses.

The Company has employed a software development firm to complete the development of the Company's internet software model that will enable the Company to accept online wagering on horse and dog races. The Company anticipates that this software model will be completed during this fiscal year and that the Company will begin to accept live wagers over the internet. The Company spent approximately 70,000 on the development of this software during the three months ended June 30, 2009 and has spent approximately $120,000 on this software development during the six months ended June 30, 2009.

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

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the six months ended June 30, 2009 we raised $70,000 from borrowings. During the six months ended June 30, 2008 we raised $73,750 from borrowings. We used cash in operating activities of $93,351 and $91,096 during the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, our current assets and current liabilities were $75,755 and $1,179,689, respectively.

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------
                                   Registrant


Date:  August 13, 2009          By: /S/ James A. Egide
      -----------------             -------------------
                                    James A. Egide
                                    Chairman of the Board Directors
                                    (Principal Executive Officer)

Date:  August 13, 2009          By: /S/ Michael D. Bard
      -----------------             --------------------
                                    (Principal Financial and Accounting Officer)