Form 10-Q
period 2009-09-30
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2009-11-13
CIK 1137417

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2009

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

      Large accelerated filer [   ]              Accelerated filer  [   ]

      Non-accelerated filer   [   ]              Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock as of November 3, 2009. Common Stock, $.001 par value 19,205,030

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                                    FORM 10-Q
                               September 30, 2009

                                      INDEX
                                                                        Page No.
                                                                        --------
PART I    Financial Information

Item 1    Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets (Unaudited) -
            September 30, 2009 and December 31, 2008                           1

          Condensed Consolidated Statements of Operations
            (Unaudited) - For the Three and Nine Months Ended
            September 30, 2009 and 2008                                        2

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) - For the Nine Months Ended
            September 30, 2009 and 2008                                        3

          Notes to Condensed Consolidated Financial Statements (Unaudited)     4

Item 2    Management's Discussion and Analysis or Plan of Operation           10

Item 4T   Controls and Procedures                                             13

PART II   Other Information

Item 6    Exhibits and Reports on Form 8-K                                    13

Signature Pages                                                               13


                                 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                       GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)

                                                                     September 30,   December 31,
                                                                         2009            2008
                                                                     ------------    ------------
                                        ASSETS
Current Assets:
  Cash                                                               $      3,471    $     30,075
  Accounts receivable, net of allowance for doubtful accounts
   of $41,975 and $28,722, respectively                                   153,071          42,399
  Accounts receivable related party                                        39,976            --
  Prepaid expenses                                                           --             5,001
  Other current assets                                                      1,500           3,000
                                                                     ------------    ------------
     Total Current Assets                                                 198,018          80,475
Property and equipment, net of accumulated  depreciation of
  $6,791 and $3,877, respectively                                          21,441          24,356
                                                                     ------------    ------------
          Total Assets                                               $    219,459    $    104,831
                                                                     ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
  Accounts payable                                                   $    231,861    $    132,108
  Accounts payable related party                                            5,753         107,745
  Track settlements and wagering deposits                                 598,007         228,634
  Accrued expenses                                                          6,625          22,673
  Accrued interest payable                                                 41,823          20,747
  Notes payable, current portion                                          340,000          65,000
                                                                     ------------    ------------
    Total Current Liabilities                                           1,224,069         576,907
Long-term notes payable, net of current portion                              --           175,000
                                                                     ------------    ------------
         Total Liabilities                                              1,224,069         751,907
                                                                     ------------    ------------

Stockholders' Deficit:
 Global Pari-Mutuel Services, Inc. Stockholders' Deficit:
  Preferred stock - 5,000,000 authorized; none issued                        --              --
  Common stock - $0.001 par value; authorized 25,000,000
     shares; 19,125,030 and 18,330,712 shares issued and
     outstanding, respectively                                             19,125          18,331
  Additional paid in capital                                           10,188,278       9,570,376
  Accumulated deficit                                                 (11,759,070)    (10,741,719)
                                                                     ------------    ------------
     Total Global Pari-Mutuel Services, Inc. Stockholders' Deficit     (1,551,667)     (1,153,012)
                                                                     ------------    ------------
  Non-controlling interest                                                547,057         505,936
                                                                     ------------    ------------
     Total Stockholders' Deficit                                       (1,004,610)       (647,076)
                                                                     ============    ============

Total Liabilities and Stockholders' Deficit                          $    219,459    $    104,831
                                                                     ============    ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                    GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)



                                                                   For the Three Months            For the Nine Months
                                                                   Ended September 30,             Ended September 30,
                                                              ----------------------------    ----------------------------
                                                                  2009            2008            2009            2008
                                                              ------------    ------------    ------------    ------------
Revenue                                                       $    563,034    $    360,977    $  1,417,201    $  1,038,254
Cost of revenue                                                    462,337         247,046       1,147,674         691,337
                                                              ------------    ------------    ------------    ------------
     Gross profit                                                  100,697         113,931         269,527         346,917
                                                              ------------    ------------    ------------    ------------

Operating Expenses
General and administrative expense                                (308,221)     (1,137,897)     (1,323,214)     (1,878,246)
Research and development                                           (67,891)           --          (188,241)           --
                                                              ------------    ------------    ------------    ------------
     Total operating expenses                                     (376,112)     (1,137,897)     (1,511,455)     (1,878,246)
                                                              ------------    ------------    ------------    ------------
     Loss from operations                                         (275,415)     (1,023,966)     (1,241,928)     (1,531,329)
                                                              ------------    ------------    ------------    ------------

Other income (expense)
Interest expense                                                    (8,035)        (19,230)        (27,483)        (56,184)
Interest income                                                       --                 8               3              32
                                                              ------------    ------------    ------------    ------------
     Total other expenses, net                                      (8,035)        (19,222)        (27,480)        (56,152)
                                                              ------------    ------------    ------------    ------------
Net loss                                                          (283,450)     (1,043,188)     (1,269,408)     (1,587,481)
                                                              ------------    ------------    ------------    ------------

Less net loss attributable to the non-controlling interest          46,202          86,730         252,057         234,108
                                                              ------------    ------------    ------------    ------------
Net loss attributable to Global Pari-Mutuel Services, Inc.    $   (237,248)   $   (956,458)   $ (1,017,351)   $ (1,353,373)
                                                              ============    ============    ============    ============

Basic and Diluted Loss Per Share                              $      (0.01)   $      (0.06)   $      (0.06)   $      (0.08)
                                                              ============    ============    ============    ============

Basic and Diluted Weighted-Average Shares Outstanding           18,330,712      16,903,499      18,330,712      16,595,899
                                                              ------------    ------------    ------------    ------------



            The accompanying notes are an integral part of these condensed consolidated financial statements.


                      GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)


                                                                      For the Nine Months Ended
                                                                            September 30,
                                                                      --------------------------
                                                                         2009            2008
                                                                      -----------    -----------
Cash Flows from Operating Activities
Net loss                                                              $(1,269,408)   $(1,587,481)
Adjustments to reconcile net loss to net cash
    used by operating activities:
  Net expenses paid by non-controlling interest holders                   171,193        292,154
  Expenses settled through the issuance of common stock                      --           75,800
  Allowance for bad debt                                                   13,253         23,863
  Depreciation and amortization                                             2,915          1,963
  Stock based compensation and interest                                   340,685        905,026
  Change in operating assets and liabilities:
    Accounts receivable                                                  (123,925)        (8,054)
    Prepaid expenses                                                        5,001           --
    Other current assets                                                    1,500         (3,000)
    Accounts payable and accrued expenses                                 762,182        505,482
                                                                      -----------    -----------
  Net Cash Provided (Used) in Operating Activities                        (96,604)       205,753
                                                                      -----------    -----------

Cash Flows from Investing Activities
Purchase of equipment                                                        --           (2,500)
                                                                      -----------    -----------
  Net Cash Used in Investment Activities                                     --           (2,500)
                                                                      -----------    -----------

Cash Flows from Financing Activities
Proceeds from borrowings                                                   70,000        108,750
                                                                      -----------    -----------
  Net Cash Provided by Financing Activities                                70,000        108,750
                                                                      -----------    -----------

Net Decrease in Cash                                                      (26,604)       312,003
Cash - Beginning of Period                                                 30,075         40,822
                                                                      -----------    -----------
Cash - End of Period                                                  $     3,471    $   352,825
                                                                      ===========    ===========

Supplemental Cash Flow Information
   Cash paid for interest                                             $      --      $    11,233
Non Cash Investing and Financing Activities
   Notes payable issued to settle accrued expenses                    $    30,000    $    31,250
   Related party payable settled through non-controlling interest     $   121,985    $      --
   Common stock issued to settle accounts payables and accrued
     expenses                                                         $   278,011    $    35,000
   Accounts payable settled through issuance of shareholder common
     stock                                                            $      --      $    14,200
   Common stock issued to settle notes payable and accrued interest   $      --      $   669,826



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

In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying unaudited condensed consolidated financial statements and consist of only normal recurring adjustments. Results for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

Principles of Consolidation -- The accompanying interim condensed consolidated financial statements include the accounts and transactions of Global Pari-mutuel Services, Inc. and its subsidiaries (the Company). All significant intercompany transactions have been eliminated in consolidation.

Business Condition and Risks -- The Company has only recently begun to generate revenues, generating $1,417,201 and $1,038,254 during the nine months ended September 30, 2009 and 2008, respectively. It has an accumulated deficit of $11,759,070 at September 30, 2009 and net losses of $1,269,408 and $1,587,481 during the nine months ended September 30, 2009 and 2008, respectively, and has used cash in operating activities of $96,604 and generated cash from operating activities of $205,753 during the nine months ended September 30, 2009 and 2008, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing or sell assets as may be required to fund current operations. Management's plans include generating income from the Company's various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flow to continue as a going concern. There is no assurance these plans will be realized.

Basic and Diluted Loss Per Common Share -- Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of September 30, 2009 and 2008 there were 2,575,000 and 2,100,000 potentially issuable common shares from stock options and 301,667 and 151,667 potentially issuable common shares from convertible notes payable, respectively. These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Recent Accounting Standards -- In September 2006, the FASB issued a new accounting standard which establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The new standard was effective for the Company as of January 1, 2008. In February 2008, the FASB issued a new standard which extended the effective date to fiscal years beginning after November 15, 2008. Adoption of this standard did not cause a material change in financial position or results of operations.

               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


In December 2007, the FASB issued a new standard which requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. The FASB also issued a second new standard which seeks to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. These two new standards were effective for fiscal years beginning on or after December 15, 2008. The adoption of these standards did not have a material effect on the Company's financial position or results of operations.

In April 2009, the FASB issued a new staff position, to require an entity to provide disclosures about fair value of financial instruments in interim financial information. The staff position also amends a previous accounting standard to require those disclosures about the fair value of financial instruments in summarized financial information at interim reporting periods. Under the new staff position, the Company will be required to include disclosures about the fair value of its financial instruments whenever it issues financial information for interim reporting periods. In addition, the Company will be required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods, the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. The staff position is effective for periods ending after June 15, 2009 and the adoption of this standard did not have a material impact on the Company's financial position or results of operations.

In May 2009, the FASB issued a new standard which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standard was effective for interim and annual periods ending after June 15, 2009. The adoption of this standard did not have a material effect on the Company's financial position or results of operations.

NOTE 2 - NOTES PAYABLE & RELATED PARTY PAYABLES

On March 12, 2009, the Company issued a $25,000, 8% promissory note in exchange for $25,000 in cash. The maturity date on this note is June 12, 2009. On June 3, 2009, the maturity date of the note was extended until September 12, 2009 and on September 14, 2009 the maturity date of this note was extended to December 12, 2009. The Company issued the note holder stock options to purchase 25,000 share of the Company's common stock at $1.00 per share. The fair value of the option was recorded as a debt discount of $6,076. The discount was amortized as interest expense over the original term of the note. The discount was fully amortized as of September 30, 2009.

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

The Company evaluated all of the above convertible promissory notes and determined that no beneficial conversion features exist.

Notes payable are summarized as follows:
                                                           September 30,  December 31,
                                                               2009           2008
                                                             --------       --------
10% notes payable to shareholder, due on demand, unsecured   $ 65,000       $ 65,000
8% notes payable convertible at $0.90 per share of common
   stock to a related party, due June 2010                     40,000         40,000
10% notes payable convertible at $0.60 per share of common
   stock to a related party, due January 2010                  50,000         50,000
10% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due January 2010                    30,000         30,000
10% notes payable convertible at $1.00 per share of common
   stock to a shareholder, due January 2010                    35,000         35,000
8% notes payable convertible at $0.90 per share of common
   stock to a shareholder, due June 2010                       20,000         20,000
8% notes payable to a shareholder, due December 2009           25,000           --
8% note payable convertible at $0.90 per share of common
   stock to a shareholder, due March 2010                      25,000           --
8% note payable convertible at $0.90 per share of common
   stock to a related party, due March 2010                    20,000           --
8% note payable convertible at $0.90 per share of common
   stock to a related party, due April 2010                    30,000           --
                                                             --------       --------
Total notes payable less unamortized discount                 340,000        240,000
Less:  current portion                                        340,000         65,000
                                                             --------       --------
Long-Term Notes Payable                                      $   --         $175,000
                                                             ========       ========

Accrued interest at September 30, 2009 and December 31, 2008 was $41,823 and
$20,747, respectively.

Accounts Payable - Related Party - At September 30, 2009, the Company owed officers and directors $1,253 for expenses and owed an officer and director
$4,500 for a cash advance to the Company.

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

During the nine months ended September 30, 2009, GFS paid $171,193 towards operations of the Antigua Hub. At September 30, 2009, the GFS owed the Company
$39,976 for its contribution of half of the operational costs of the Hub operation from May 1, 2007 through September 30, 2009.

NOTE 4 - STOCK OPTIONS

Non-Qualified Options - The Company granted options for the purchase 575,000 and 200,000 shares of common stock during the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2008, options for the purchase of 100,000 shares of common stock were exercised at $0.35 per share.

Qualified Options - During the nine months ended September 30, 2009 and 2008, the Company did not grant options for the purchase shares of common stock. At
September 30, 2009, there were 1,049,500 qualified options available for future grants under the Plan.

For the nine months ended September 30, 2009 and 2008 the Company calculated compensation expense of $334,609 and $274,033 related to stock options, respectively.

A summary of employee stock option activity for the nine months ended September
30, 2009, is presented below:

                                                                   Weighted Average
                                Shares Under  Weighted Average  Remaining Contractual     Aggregate
                                   Option      Exercise Price            Life          Intrinsic Value
                                ------------  ----------------  ---------------------  ---------------
  Outstanding at
    December 31, 2008             2,000,000        $0.52
       Granted                      575,000         0.76
       Exercised                      -              -
       Forfeited                      -              -
       Expired                        -              -
                                ------------  ----------------  ---------------------  ---------------
  Outstanding at
    September 30, 2009            2,575,000        $0.58              6.33 years          $622,500
                                ============  ================  =====================  ===============
  Exercisable at
    September 30, 2009            2,542,000        $0.57              6.30 years          $622,500
                                ============  ================  =====================  ===============



               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


The fair value of the 550,000 stock options granted to employees during the nine months ended September 30, 2009 was $298,779. The intrinsic value is based on a September 30, 2009 closing price of the Company's common stock of $0.80 per share. As of September 30, 2009, there was approximately $17,545 of unrecognized compensation cost related to stock options that will be recognized over a weighted average period of 0.9 years.

The Company uses the Black Scholes option pricing model to value the stock options. The following are weighted-average assumptions used for options granted during the nine months ended September 30, 2009:

                                                      September 30, 2009
                                                      ------------------
             Expected cash dividend yield                              -
             Expected stock price volatility                     101.71%
             Risk-free interest rate                               0.71%
             Expected life of options                         1.46 years

The expected life of stock options is calculated using the simplified method allowed under generally accepted accounting principals as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected volatility is based on historical price volatility of our common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents our anticipated cash dividend over the expected life of the stock options.

NOTE 5 - CHANGES IN EQUITY (DEFICIT)

A summary of the composition of Equity (Deficit) of the Company at September 30, 2009 and 2008, and the changes during the nine months then ended is presented in the following table:

                                               Global Pari - Mutuel
                                                   Services, Inc,      Non-controlling
                                               stockholders' deficit       interest           Total Deficit
                                               ---------------------       --------           -------------
Balance at December 31, 2008                       $(1,153,012)          $   505,936           $  (647,076)
Stock option compensation                              340,685                  --                 340,685
Stock issued for services and loans                    278,011                  --                 278,011
Related party payable settled through
  non-controlling interest                                --                 121,985               121,985
Expenses paid by non-controlling interest                 --                 171,193               171,193
Net loss                                            (1,017,351)             (252,057)           (1,269,408)
                                                   -----------           -----------           -----------
Balance at September 30, 2009                      $(1,551,667)              547,057           $(1,004,610)
                                                   ===========           ===========           ===========



               GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
        Notes to Condensed Consolidated Financial Statements (Unaudited)


                                                   Global Pari - Mutuel
                                                      Services, Inc,       Non-controlling
                                                   stockholders' deficit      interest            Total Deficit
                                                   ---------------------      --------            -------------
Balance at December 31, 2007                           $(1,295,964)          $   464,905           $  (831,059)
Stock option compensation                                  274,033                  --                 274,033
Exercise of options                                         35,000                  --                  35,000
Shares issued for conversion of notes payable            1,216,819                  --               1,216,819
Shares issued for services                                  84,000                  --                  84,000
Accounts payable settled through issuance of
   shareholder common stock                                 90,000                  --                  90,000
Related party payable settled through
  non-controlling interest                                    --                 (38,934)              (38,934)
Expenses paid by non-controlling interest                     --                 292,154               292,154
Net loss                                                (1,353,373)             (234,108)           (1,587,481)
                                                       -----------           -----------           -----------
Balance at September 30, 2008                          $  (949,485)              484,017              (465,468)
                                                       ===========           ===========           ===========


NOTE 6 - SETTLEMENT WITH SOL MUTUEL, LTD.

On July 7, 2009, in connection with the Company's termination of its contract with Sol Mutuel, Ltd, the Company entered into a settlement agreement with SOL
Mutuel, Ltd, wherein the Company agreed to release funds previously collected on Sol Mutuel's behalf in exchange for $60,000 in additional fees. The Company was required to pay Sol Mutuel $30,000 in July 2009, $40,000 on August 1, 2009,
$40,000 on September 1, 2009 and $41,842 on October 1, 2009. As of September 30,
20009, the Company had paid $75,000 toward the settlement and has paid an additional $20,000 since September 30, 2009.

NOTE 7 - ISSUANCE OF COMMON STOCK

On September 21, 2009 the Board of Directors authorized the issuance of 794,318 shares of common stock at $0.35 per share to settle $145,011 of unpaid payroll expenses, $105,000 of expenses related to software development and $28,000 of temporary loans.

NOTE 8 - SUBSEQUENT EVENTS

Issuance of Convertible Note - On October 27, 2009 the Company issued a $120,000 convertible note payable to a shareholder in exchange for $100,000 in cash and prepaid interest of $20,000. This note is convertible to shares of the Company's common stock at $0.40 per share. The maturity date for this note is April 27, 2011.

Issuance of Common Stock - On November 3, 2009 the Company issued 80,000 shares of common stock to a consultant for assistance in raising additional working capital.

                                       9

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

During the nine months ended September 30, 2009 and 2008 our revenues were $1,417,201 and $1,038,254, respectively. During the nine months ended September 30, 2009, $1,368,737 of the revenue was generated from providing pari-mutuel hub and content services, $18,428 from settlement and reconciliation services and $30,036 from sales and rental of equipment related to pari-mutuel wagering. During the nine months ended September 30, 2008, $778,095 of the revenue was generated from providing pari-mutuel hub and content services, $223,598 from settlement and reconciliation services and $36,561 from sales and rental of equipment related to pari-mutuel wagering. Revenues during the nine months ended September 30, 2009 were approximately $379,000 more than the nine months ended September 30, 2008 due primarily to an $446,000 increase in revenues from a new contract with an off track betting operation, a $53,000 increase from a new contract with a high volume bettor, increase from and an $214,000 increase in volume from previously existing customers. These increases were offset by a reduction in revenues of $205,000 due to a decrease in volume processed with our settlement and reconciliation customer, Sol Mutuel, and the eventual termination of that contract (see footnote 6 to the financial statements) and an $129,000 decrease from call-in business.

During the three months ended September 30, 2009 and 2008 our revenues were $563,034 and $360,977, respectively. During the three months ended September 30, 2009, $565,718 of the revenue was generated from providing pari-mutuel hub and content services offset by a credit of $2,684 for rental of equipment related to pari-mutuel wagering. During the three months ended September 30, 2008, $282,468 of the revenue was generated from providing pari-mutuel hub and content services, $68,300 from settlement and reconciliation services and $10,209 from sales and rental of equipment related to pari-mutuel wagering. Revenues during the three months ended September 30, 2009 we approximately $202,000 more than the quarter ended September 30, 2008 due primarily to an $279,000 increase in revenues from a new contract with an off track betting operation, a $13,000 increase from a new contract with a high volume bettor, and a $51,000 increase in from call-in business. These increases were offset by a reduction in revenues of $68,000 due to a decrease in volume processed with our settlement and reconciliation customer, Sol Mutuel, and the eventual termination of that contract (see footnote 6 to the financial statements) and a $73,000 reduction in pari-mutuel hub and content services from previously existing off track betting customers.

Cost of sales during the nine months ended September 30, 2009 was $1,147,674 and gross profit was $269,527. Cost of sales during the nine months ended September 30, 2008 was $691,337 and gross profit was $346,917. During the nine months ended September 30, 2009, cost of sales was 81.0% of revenue as compared to 66.6% of revenue during the nine months ended September 30, 2008. This change is attributed to the reduction in settlement and reconciliation revenue from $223,598 during the nine months ended September 30, 2008 to $18,428 during the nine months ended September 30, 2009. Cost of sales associated with settlement and reconciliation revenue was minimal. Settlement and reconciliation revenue declined due to the termination of the contract with Sol Mutuel (see footnote 6 to the financial statements).

Cost of sales during the three months ended September 30, 2009 was $462,337 and gross profit was $100,697. Cost of sales during the three months ended September 30, 2008 was $247,046 and gross profit was $113,931. During the three months ended September 30, 2009, cost of sales was 82.1% of revenue as compared to 68.4% of revenue during the three months ended September 30, 2008. This change is attributed to the reduction in settlement and reconciliation revenue from $68,300 during the three months ended September 30, 2008 to $0 during the three months ended September 30, 2009. Cost of sales associated with settlement and reconciliation revenue was minimal. Settlement and reconciliation revenue declined due to the termination of the contract with Sol Mutuel (see footnote 6 to the financial statements).

The net losses we have incurred were $1,269,408 during the nine months ended September 30, 2009 and $1,587,481 during the nine months ended September 30, 2008. Included in the losses were $340,685 and $905,026 of non-cash share based compensation and $0 and $75,800 of non-cash payment of expenses during the nine months ended September 30, 2009 and 2008, respectively. The decrease in loss of approximately $318,000 for the nine months ended September 30, 2009 when compared to the nine months ended September 30, 2008 is attributed to a $60,000 increase in non-cash share based option compensation, an $188,000 increase in expenditures for research and development on our internet model, a $76,000 increase in costs to acquire track data, a $77,000 reduction in gross profit associated with the change in revenue mix, offset by a $567,000 reduction in expenses associated with a "sweetener" given to convert notes to common stock, a $76,000 reduction in costs associated with the issuance of an option to a shareholder, a $52,000 reduction of consulting expenses associated with attempts to raise additional capital, an increase of $18,000 in the loss attributable to the non-controlling interest and a $2,000 reduction in other general and administrative expenses.

The net losses we have incurred were $283,450 during the three months ended September 30, 2009 and $1,043,188 during the three months ended September 30, 2008. Included in the losses were $9,577 and $780,769 of non-cash share based compensation $0 and $75,800 of non-cash payment of expenses during the three months ended September 30, 2009 and 2008, respectively. The decrease in loss of approximately $760,000 for the three months ended September 30, 2009 when compared to the three months ended September 30, 2008 is attributed to an $68,000 increase in expenditures for research and development on our internet model, a $20,000 increase in costs to acquire track data, a $13,000 reduction in gross profit associated with the change in revenue mix and an decrease of $41,000 in the loss attributable to the non-controlling interest, offset by a $567,000 reduction in expenses associated with a "sweetener" given to convert notes to common stock, a decrease $225,000 in non-cash shares based option compensation, a $76,000 reduction in costs associated with the issuance of an option to a shareholder, a $52,000 reduction of consulting expenses associated with attempts to raise additional capital, and a $38,000 increase in all other general and administrative expenses.

The Company has employed a software development firm to complete the development of the Company's internet software model that will enable the Company to accept online wagering on horse and dog races. The Company anticipates that this software model will be completed during this fiscal year and that the Company will begin to accept live wagers over the internet. The Company spent approximately $68,000 on the development of this software during the three months ended September 30, 2009 and has spent approximately $188,000 on this software development during the nine months ended September 30, 2009.

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

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the Securities Act). During the nine months ended September 30, 2009 we raised $70,000 from borrowings. During the nine months ended September 30, 2008 we raised $108,750 from borrowings. We used cash in operating activities of $96,604 and provided cash from operating activities of $205,753 during the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, our current assets and current liabilities were $198,018 and $1,224,069, respectively.

During 2005 our management initiated plans to focus our principal business activities on pari-mutuel activities. The Company intends to deploy technology and provide services designed to facilitate pari-mutuel wagering over the Internet and through international call-centers and physical Off-Track-Betting ("OTBs") facilities. The Company presently has four principal contracts for pari-mutuel wagering services through our hub operations in Antigua. The Company also has contracts with approximately 40 horse and dog tracks to provide content and race simulcasts.

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

ITEM 4T - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")), the Company's principal executive and principal financial officers concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

                        GLOBAL PARI-MUTUEL SERVICES, INC.
                        ---------------------------------
                                   Registrant


Date:  November 13, 2009               By:  /S/ James A. Egide
      -------------------                   --------------------
                                            James A. Egide
                                            Chairman of the Board Directors
                                            (Principal Executive Officer)

Date:  November 13, 2009               By:  /S/ Michael D. Bard
      -------------------                   ---------------------
                                            (Principal Financial and Accounting
                                            Officer)