Form 10-K
period 2010-12-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2011-03-18
CIK 1137417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File No. 000-32509

GLOBAL PARI-MUTUEL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0396452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, Suite 810 New York, New York	10110
(Address of principal executive offices)	(Zip Code)

 Registrant’s telephone number, including area code  (917) 338-7301

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	Not applicable

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☐        No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                Yes  ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2010 was approximately $2,372,580, based on the closing price of the stock on that date.

As of March 17, 2011, there were 222,769,316 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

Documents Incorporated by Reference:   None

i

PART I

You should rely only on the information contained in this document or to which we have referred you.  We have not authorized anyone to provide you with information that is different.  You should assume that the information contained in this document is accurate as of the date of this Annual Report on Form 10-K only.

As used in this Annual Report on Form 10-K, unless the context otherwise requires the terms “we,” “us,” “our,” and “Global” refer to Global Pari-Mutuel Services, Inc., a Nevada corporation.

FORWARD LOOKING STATEMENTS

The statements contained in this document that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties.  Forward-looking statements contained in this document include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Such forward-looking statements are included under Item 1.  “Business” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1.  “Business,” Item 1A. “Risk Factors” and Item 7.  “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in document.

Item 1.       Business

Going Concern

Our independent registered public accounting firm has issued a “going concern” opinion raising substantial doubt about our financial viability. The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, as of March 17, 2011, we have a commitment to pay Bendigo Partners, LLC (“Bendigo Partners”) an additional $2,000,000 for consulting services through November 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in its report dated February 18, 2011, except for Note 12 as to which the date is March 16, 2011, regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock, and we may have a more difficult time obtaining financing.

Overview

We were organized as a Nevada corporation on January 27, 1997.  We changed our corporate name to “Global Pari-Mutuel Services, Inc.” on August 30, 2005.  Our offices are located at 500 Fifth Avenue, Suite 810, New York, New York 10110, and our telephone number is (917) 338-7301.

Beginning in 2000, we began developing online pari-mutuel wagering technology that facilitates pari-mutuel wagering over the internet for live horse and dog racing.  During 2005, our management initiated plans to focus our principal business activities on pari-mutuel activities.  It is our intent to become a leading, global provider for online pari-mutuel wagering on thoroughbred, harness and greyhound racing.

Pari-mutuel wagering is a system of cooperative betting in which the holders of winning tickets divide the total amount of money bet on a race, after subtracting taxes, racetrack fees and other expenses.  The uniqueness of pari-mutuel wagering is that the public itself determines the payoff odds (e.g., if many people have bet on the actual winner of a contest, then the payoff will be relatively low because many winners will divide the pool).

We are currently pursuing the following business model:

1.	Simulcast Facilities and Off-Track Betting (“OTB”) Parlors:

•	To accept and process pari-mutuel wagers placed at simulcast facilities and OTB parlors;

•	To provide race content to simulcast facilities and OTB parlors;

2.	International Call Center: To accept and process customers’ pari-mutuel wagers on races that are placed over the telephone through our international call-center facility;

3.	Settlement and Reconciliation: To provide settlement and reconciliation services to pari-mutuel wagerers, including:

•	Keeping track of, billing, collecting and forwarding money due from the tracks to the wagerers; and

•	Keeping track of, billing, collecting and forwarding money due from the wagerers to the tracks;

4.	Equipment and Software: To resell and rent equipment and software for wagering terminals to physical and virtual OTBs necessary for communication with the tracks;

5.	Global Pari-Mutuel Instant Racing Project (“IRP”): To operate, through our hub in Antigua, an online pari-mutuel based instant racing and wagering system;

6.
Global Pari-Mutuel Network: To launch an online internet model that allows international players to place wages on U.S. and international tracks through our www.rtcsportofkings.com website and the www.trackplayer.com website (the “Global Pari-Mutuel Network”); and

7.	Business Development: To develop a new product that will allow users to compete, using a system of pari-mutuel wagering, on the relative price movements of various financial instruments.

We presently rely on the revenues that we earn under two principal contracts pursuant to which we provide pari-mutuel wagering services through our hub operations in Antigua.  Revenues earned under these two contracts accounted for approximately 83% and 44% of our total revenues during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2009, respectively.  Revenues earned under our contract with Promotora Latinamericana de Entretenimiento, S.A. de C.V. (“PLE”) accounted for approximately 76% and 39% of our total revenues during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2009, respectively, and revenues earned under our contract with ISI Maritime/Islands, Ltd. accounted for approximately 7% and 5% of our total revenues during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2009, respectively.

We are currently pursuing opportunities in the U.S., Mexico, Central and South America and the Caribbean, where we intend to introduce the Global Pari-Mutuel Network.  We have signed contracts with approximately 40 horse and dog race tracks, which will provide us with content and race simulcasts.  If we are successful in negotiating pari-mutuel license agreements with our customers and if these relationships become commercially viable, we believe the primary advantage of the Global Pari-Mutuel Network will be that it will allow customers of online international off-track betting parlors to have real-time odds and racing forms, access to the direct pari-mutuel pools at host tracks, scratches, daily results lines, daily race programs, past performance programs data, and other handicapping data and information concerning available pools through online operations, call-centers or physical OTBs.  During the fiscal year ended December 31, 2010, we did not have any contracts to provide settlement and reconciliation services and we did not enter into any new contracts with OTBs for the resale or rental of equipment and software.  The Global Pari-Mutuel Network was launched during the last quarter of 2010 and to date has generated limited revenues.

Our principal cost of sales are (i) net commissions paid to OTBs through which wagers are placed, which were approximately 63% and 59% of total revenues during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2009, respectively and (ii) simulcast fees paid to tracks, which were approximately 16% and 18% of our total revenues during the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2009, respectively.

In order to facilitate the implementation of our pari-mutuel wagering business model, we have taken the following measures over the past five years:

•
In April 2006, we acquired all of the outstanding shares of Royal Turf Club, Inc., a Nevada corporation (“RTCN”), and its subsidiary, Royal Turf Club Limited, an Antigua corporation (“RTCA”), in exchange for 6,000,000 shares of our common stock.  RTCN provides software and software services for online pari-mutuel wagering on horses and greyhounds. In addition, RTCN provides content, video-streaming and direct access to the wagering pools at the race tracks through its website, www.rtcsportofkings.com as of the fourth quarter of 2010.  We acquired RTCN to concentrate our business efforts on pari-mutuel wagering.  Prior to 2006, our principal source of income was from credit card processing and only a small portion of our income was derived from pari-mutuel wagering.

•
In December 2006, we entered into a cost and profit share agreement with Global Financial Solutions Holdings, Ltd, a newly-formed corporation organized under the laws and regulation of the Turks and Caicos Islands (“GFS”), due to our need to obtain additional financing in order to pursue our online pari-mutuel wagering model and the principal of GFS’s familiarity with operating a company in Antigua.  GFS is not affiliated with us and was organized to enter into the cost and profit share agreement with us and had no prior business operations.

•	In October 2007, we acquired Royal Turf Club Limited, a St. Kitts and Nevis corporation (“RTCK”), in exchange for 1,000,000 shares of our common stock; and

•
In September 2009, we entered into an agreement with Racetech International under which we obtained a license for an online pari-mutuel based instant racing and wagering system as more fully described below.

On December 7, 2010, we entered into an equity contribution agreement (the “Contribution Agreement”) with BERMASE LLC (“BERMASE”), and its members, AVON ROAD BERMASE I LLC (“AVON I”), AVON ROAD BERMASE II LLC (“AVON II”), and JAF-NH, LLC (“JAF-NH”).  BERMASE is a Delaware limited liability company whose purpose is to further develop online pari-mutuel wagering technology.

Under the Contribution Agreement, in exchange for all of the membership interests of BERMASE, we agreed to issue AVON I, AVON II and JAF-NH 195,437,962 shares of common stock.  In connection with the Contribution Agreement, BERMASE also converted its Senior Secured Convertible Promissory Note due September 2011 in the principal amount of $400,000 issued by us to BERMASE and the related accrued interest of $9,567 into 2,047,836 shares of common stock and distributed those shares, as well as 1,200,000 shares of common stock then held by it, to AVON I, AVON II and JAF-NH.

In connection with the execution of the Contribution Agreement, we issued BERMASE an Unsecured Promissory Note, due January 2011, in the principal amount of $500,000, in respect of a $500,000 unsecured loan from BERMASE to us made simultaneously with the execution of the Contribution Agreement.  The Contribution Agreement was subject to customary conditions to closing, including that BERMASE’s bank accounts have balances of at least $2,000,000 in cash at the time of closing.

As a result of the Contribution Agreement, a change of control may be deemed to have occurred since Mr. Berman now beneficially owns 65.89% of our outstanding common stock.

On December 7, 2010, we also entered into a one-year consulting agreement (the “Consulting Agreement”) with Bendigo Partners, pursuant to which Bendigo Partners agreed to provide us with the services of R. Jarrett Lilien to serve as our chief executive officer, J. Leslie Whiteford to serve as our chief financial officer, Richard D. Taylor to serve as our chief operating officer, Stephen Ferrando to serve as our chief information officer, and individuals to serve as our chief marketing officer and internal general counsel, for a $250,000 monthly fee. In addition, pursuant to the Consulting Agreement, we granted Bendigo Partners an option to purchase 56,799,828 shares of our common stock, which option first vests and becomes exercisable over a period of two years.  The Consulting Agreement contemplates that upon expiration of its one-year term, Messrs. Lilien, Whiteford, Taylor and Ferrando will enter into employment agreements with us. As a result of the Consulting Agreement, James A. Egide resigned from his position as our chief executive officer, but retained his position as a member of our board of directors, Michael D. Bard resigned from his position as our chief financial officer and a member of our board of directors, and each of Joseph Neglia, Keith Cannon and Michael Michigami resigned as members of our board of directors.  Messrs. Lilien and Taylor and Jeffrey P. Camp have been appointed to fill three of the four vacancies on our board of directors created by such resignations and Mr. Lilien will recommend candidates to fill the remaining vacancy.

With our new management team in place and the acquisition of BERMASE as our wholly-owned subsidiary, we intend to continue to pursue the development of new proprietary technology to expand our pari-mutuel trading hub to the financial services industry through the development and commercialization of our new product.  See “Business Development” below for more information.   To that end, we are currently in the process of developing a new business model and products that will allow users to place bets, using a system of pari-mutuel wagering, on the relative price movements of various financial instruments.

In connection with the development of our new product, on February 9, 2011, our newly-formed, wholly-owned subsidiary, Global Pari-Mutuel Services (Guernsey) Limited (“Global Guernsey”), entered into a three-year agreement with AmTote International Inc. (“AmTote”), pursuant to which AmTote agreed to provide Global Guernsey with a license to use its AmTote pari-mutuel totalisator Spectrum® software and certain maintenance services related thereto.  AmTote agreed, subject to certain requirements and exceptions, not to provide or license the software (or permit third parties to do so) to any third parties that are direct competitors to Global Guernsey’s business.   Global Guernsey agreed to pay AmTote a license fee to be calculated on an annual basis for each twelve-month period commencing on the earlier to occur of the date on which Global Guernsey’s business platform goes “live” and August 9, 2011, which fee will be based upon the total amount of wagers processed using the software, with a minimum monthly fee of $12,000.

In addition, on March 1, 2011, we entered into a non-binding letter of intent with respect to the proposed sale (the “Proposed Sale”) by us of RTCN and RTCK to a group led by James A. Egide, our founder, former chief executive officer and a current director (the “Acquiror”).  Under the terms of the Proposed Sale, the equity holders of the Acquiror would exchange an aggregate of 9,007,613 shares of our common stock held by them for (i) 100% of the outstanding capital stock of RTCN and RTCK and (ii) $1,000,000 in cash, $200,000 of which would be payable upon the closing of the Proposed Sale and $800,000 of which would be payable in four equal installments on the first business day of each of the first four calendar months following the month in which the closing of the Proposed Sale occurs.  We will require additional financing in order to consummate the Proposed Sale. There can be no assurance that the Proposed Sale will be consummated on the foregoing terms or at all.

We are also planning to change our state of incorporation from Nevada to Delaware and to move from a calendar year-end based fiscal year, to a fiscal year ending September 30, beginning in 2011.

On March 8, 2011, Global Guernsey entered into a master services agreement with Mechanica, LLC (“Mechanica”), pursuant to which Global Guernsey engaged and appointed Mechanica to develop, produce and execute certain advertising and marketing materials and programs (the “Services Agreement”).

The specific services to be provided to Global Guernsey by Mechanica under the Services Agreement are to be set forth in one or more statements of work, which will describe (i) the specific services and deliverables to be provided, (ii) the country or countries for which the services will be performed, (iii) the required staffing by Mechanica, (iv) the schedule for performance, (v) the compensation to be paid by Global Guernsey to Mechanica, (vi) the expenses to be incurred, (vii) matters relating to the use of third party subcontractors, and (viii) other relevant terms.  The initial statement of work provides that Global Guernsey will pay Mechanica fees in the amount of $1,191,674, payable as follows (i) $1,072,507 in cash payable in monthly installments until January 1, 2012, and (ii) $119,167 in the form of a nonqualified stock option to purchase 238,333 shares of our common stock, par value $0.001 per share.

The Services Agreement will continue in effect until January 31, 2012, unless earlier terminated in accordance with its terms, and contains customary non-competition, “work for hire” and confidentiality provisions to which Mechanica is subject.  Under the Services Agreement, Global Guernsey has the right to terminate the Services Agreement without cause upon 60 days’ prior written notice, or, immediately, if a certain key person to Mechanica, is no longer employed by Mechanica or is not participating in an ongoing relationship us under the Services Agreement.

On March 8, 2011, as contemplated by the Services Agreement, we entered into a stock option agreement with Mechanica, under which we issued the option to purchase 238,333 shares of our common stock to Mechanica.  The option has an exercise price of $2.00 per share, expires on January 31, 2016 and vests as to one-fourth of the shares underlying the option on each of April 30, 2011, July 31, 2011, October 30, 2011 and January 31, 2012.

Research and Development

During the fiscal year ended December 31, 2010 and the fiscal year ended December 31, 2009, we spent approximately $157,000 and $241,000, respectively, on research and development activities.  The research and development costs were incurred primarily for the development of software for the Global Pari-Mutuel Network to be used in RTCA’s hub operations in Antigua, including the costs of engaging a full-time consultant to develop the software.  Research and development of the Global Pari-Mutuel Network began during the fourth quarter of 2008 and was completed and launched during the fourth quarter of 2010.

Organizational Structure

Our current organizational structure is as follows:

Global Financial Solutions Holdings

Effective as of December 31, 2006, RTCN and RTCA entered into an agreement with GFS, pursuant to which: (a) RTCA issued to GFS 50% of RTCA’s outstanding common stock (the “RTCA Shares”); (b) GFS agreed to make certain payments for the purpose of developing, constructing, implementing and operating a central system horse and dog racing hub (the “Hub Operation”); (c) RTCN agreed to manage the business of RTCA; and (d) RTCN and GFS, as the sole shareholders of RTCA, agreed to enter into certain agreements regarding the Hub Operation and their ownership of RTCA. GFS was organized to enter into the cost and profit share agreement with us and has no prior business operations.

In consideration of the RTCA Shares, GFS provided the funds necessary for all expenses related to the initial development, which included license fees, construction and implementation of the Hub Operation (the “Hub Implementation Expenses”), aggregating approximately $400,000.

The Hub Implementation Expenses included:

•	costs of the software, hardware, and all equipment necessary for the implementation and proper operation of the Hub Operation;

•	costs of training employees, management, owners, and contractors on the proper operation of the Hub Operation;

•	costs of the licensing rights to the software program for the Hub Operation; and

•	operational costs directly related to the running of the Hub Operation.

Since the Hub Operation has been launched and is considered operational, all expenses necessary and related to the ongoing operation and management of the Hub Operation (“Hub Operational Expenses”) are paid out of the funds generated by the operation of the Hub Operation prior to any distribution of profits.  The Hub Operational Expenses include all costs of operating and managing the Hub Operation. GFS was responsible for all the expenses through June 30, 2008.  Subsequent to June 30, 2008, any contributions needed for Hub Operational Expenses are paid by RTCN and GFS equally.  Under the terms of the agreement, if either RTCN or GFS fails to make all or a part of any required contribution, at the option of the other shareholder, either (i) such other shareholder must make such payment or (ii) the shareholder failing to make the contribution must forfeit such portion of its stockholding in RTCA as is proportionate to the amount of the failure and a figure equal to an overall capitalization of RTCA of twice the aggregate amount paid by GFS for the RTCA Shares (excluding amounts paid by it under this sentence).

From the gross income of the Hub Operation, the manager must (i) first pay the expenses of the ongoing Hub Operation, (ii) then reimburse a shareholder for any advances or payments made after April 30, 2007, and (iii) then distribute equally to the shareholders the profits of the Hub Operation as they accrue. The term “profits” means any amounts generated by the Hub Operation after payment of all Hub Operational Expenses, and as generally defined and commonly used in practice and custom.

Acquisition of RTCK

On October 23, 2007, we acquired all of the outstanding shares of RTCK in exchange for 1,000,000 shares of our common stock.  RTCK is currently licensed by the government of St. Kitts and Nevis to operate pari-mutuel facilities.  RTCK is also licensed by the Horsemen’s Association of Nevis.  The acquisition of RTCK enabled us to open a call-center in St. Kitts and effectively terminated a contract between us and RTCK under which we paid royalties to RTCK aggregating $640,000.  This royalty payment for $640,000 was expensed during 2007 through the issuance of the 1,000,000 shares to acquire RTCK.  In May 2008, we moved our St. Kitts operations to Antigua.

Non-binding Letter of Intent to Sell Royal Turf Club Subsidiaries

On March 1, 2011, we entered into a non-binding letter of intent with respect to the Proposed Sale by us of RTCN and RTCK to the Acquiror.  Under the terms of the Proposed Sale, the equity holders of the Acquiror would exchange an aggregate of 9,007,613 shares of our common stock held by them for (i) 100% of the outstanding capital stock of RTCN and RTCK and (ii) $1,000,000 in cash, $200,000 of which would be payable upon the closing of the Proposed Sale and $800,000 of which would be payable in four equal installments on the first business day of each of the first four calendar months following the month in which the closing of the Proposed Sale occurs.  We will require additional financing in order to consummate the Proposed Sale.  There can be no assurance that the Proposed Sale will be consummated on the foregoing terms or at all.

Global Pari-Mutuel Instant Racing Project

On September 1, 2009, we entered into an Instant Racing Web Agreement with Racetech International with a term of seven years (the “Racetech Agreement”) under which (i) we obtained a license to operate, through our hub in Antigua, an online pari-mutuel based instant racing games and wagering system (the “IR Web System”) and (ii) Racetech International agreed to provide us with certain maintenance and support services in connection therewith.  In consideration of the license and services, we agreed to pay Racetech International (a) a $10,000 annual fee and (b) 23% of net win from the IR Web System for all IR Web System games.

Instant racing utilizes recorded pari-mutuel events, currently greyhound and thoroughbred races, upon which wagerers place wagers through a terminal that is virtually identical to a self-service wagering terminal. The machine uses a random number generator to select races from a grouping of stored pari-mutuel races located in a main server. The wagerer inserts money and makes a selection of potential finishers, just like making a bet on a live race, based upon certain handicapping data that is provided via performance charts. The wagerer is not provided information concerning the race venue, date of race, name of horse or dog, or the jockey or trainer if applicable. Once the wagerer submits the wager via the terminal, the race is shown and the result is displayed. Payouts are determined by the wagers contributed to the pari-mutuel wagering pools.

During December 2009, we established a joint venture to finance the IRP, which was based on an agreement between us and Racetech, LLC (“RT”).  Pursuant to the agreement between us and RT, we have express authority to enter into this joint venture for purposes of promoting RT’s Instant Racing Project.  Investors of the joint venture as a group agreed to purchase up to twenty project units from us at a cost of $25,000 per unit, consisting of $5,000 in unsecured liability and $20,000 in a loan which accrues interest at 8% per annum.

Under this arrangement, these investors were to receive 25% of the net proceeds and we were to receive the remaining 75%.  Investors were also to receive 80% of the net revenue received by the joint venture until the notes and accrued interest have been paid in full.  The joint venture was solely liable for the repayment of any amounts under this arrangement.

On August 10, 2010, the board of directors was authorized to offer the holders of the joint venture notes payable, the opportunity to convert their notes to shares of our common stock at $0.20 per share.  This offer was valid until September 30, 2010.  In September 2010, holders of notes payable totaling $350,000 less an unpaid investment balance of $10,000 converted their notes payable to 1,700,000 shares of our common stock.  We also paid $87,500 in cash to the investors to repay their advances.  On September 30, 2010, the joint venture was terminated and we retained all rights to future profits from the IRP.

Global Pari-Mutuel Network

We have a marketing agreement with Vector Enterprises, Inc., under which the internet pari-mutuel wagering website, www.trackplayer.com, a fully integrated advance deposit wagering (“ADW”) pari-mutuel internet horse, dog, and harness racing site, which is co-branded and owned by us, was established to accept pari-mutuel wagering.  ADW is a system of wagering that allows wagerers to establish and fund an account from which they may place wagers via telephone, mobile device or through the internet. Under the agreement, Vector Enterprises, Inc. directs traffic to www.trackplayer.com through online advertising.  Certain U.S. states prohibit ADW systems.  See the section entitled, “Government Regulation,” below.

Business Development

General

With new management in place, we are driving the business in a new direction. We are creating an online experience that will enable users to follow and share information regarding the fast-paced global financial marketplace and to compete against each other in a traditional racing format. In short, we are developing a new way for individuals to interact with the public financial markets. Our goal is to be the leading “social” financial markets destination, and our vision is to be at the intersection of the global financial markets, fantasy sports, horse racing and online gaming community.

We plan to provide a new mix of content related to public companies, financial indices, commodities and currencies. This content mix of fundamental and technical financial data will be combined with a social media platform to encourage users to personalize and connect impersonal financial services data to individuals’ daily lives. Using existing pari-mutuel technology, previously used exclusively for the horse and dog racing industries, we plan to host online games and races to enable users to compete against each other in a new and exciting way.

The Market

Our addressable market is at the intersection of five large and fast growing markets: mass affluent self-directed investors, fantasy sports, online gaming, social gaming and online community.

Based on data regarding the markets highlighted above, we believe that we have the opportunity to acquire 5.0 million to 7.0 million users within five years of our product launch.

According to World Fantasy Games, an operator of fantasy games since 1993, the average fantasy sports player in 2006 and 2007 spent an average of $467.60 playing fantasy sports per year. We project that participants in our contests will generate annual average revenue of $440 per player.  As is typical for contests that employ a pari-mutuel wagering system, our revenues will be generated by retaining a percentage of the betting pool.

Product Development

We began developing our new product in December 2010 and anticipate a September 2011 launch of our gaming platform.  We believe we have made significant progress since December:

•
December 7, 2010 – We engaged Bendigo Partners to develop our new strategic direction. We appointed Jarrett Lilien, former president and chief operating officer of E*TRADE Financial Corporation (“E*TRADE”), and Richard Taylor, former head of global operations at E*TRADE, as our chief executive officer and chief operating officer, respectively, and both serve on our board of directors.

•
February 9, 2011 – We formed a wholly-owned subsidiary, Global Guernsey, which will serve as our operations and technology center for our new gaming platform.  We have also begun the application process to obtain a gaming license from The Alderney Gambling Control Commission that will ultimately be held by an Alderney subsidiary.

•
February 9, 2011 – Global Guernsey entered into an agreement with AmTote, a leading supplier of pari-mutuel totalisator systems and services, whereby AmTote will provide its services on an exclusive basis for our new proprietary financial markets-based technology. The AmTote system will be the core of our back- and middle-office infrastructure.

•
February 15, 2011 – We filed a patent application with the United States Patent and Trademark Office related to our new product that will allow people to compete against one another in online games involving financial instruments, such as stocks, indices, commodities and currencies. Both utility and design aspects were included in the patent filing, including methods for defining the games, use of a pari-mutuel system for calculating odds and payouts, visualization of “races” within games, and other processes.

•
March 1, 2011 – We signed a non-binding letter of intent to sell our Royal Turf Club subsidiaries to a group of investors led by our former chief executive officer, James Egide.  If the sale closes, this restructuring would enable the company to focus exclusively on our new business.

•
March 8, 2011 – Global Guernsey entered into an agreement with brand development firm Mechanica to help build, brand and launch our global gaming platform.  Mechanica is overseeing the development of the end-user interface of our games, which is already in progress.

The Social Community

We are designing the social media aspects of our product offering.  These will include the development of online forums with chat capabilities as well as additional content and features.

The Games

Overview

In addition to providing a social media platform where the user community will be able to discuss the financial markets and financial instruments, users will be able to compete against each other in contests that involve picking the best or worst performing racers.  We plan to host contests where stocks, indices, commodities or currencies race against each other.

In the United Kingdom, we plan to offer users the opportunity to play single-race and multi-race contests.

In the United States, we plan to offer users the opportunity to play contests that comprise multiple races.  We also plan to offer a portfolio contest structured like fantasy football, but instead of drafting players, users will draft securities, and instead of competing against other users with a fantasy team of players, users will compete with their fantasy portfolios of securities.

Structure

In the United Kingdom, single races will constitute a game, but users will be able to compete in multiple races using pari-mutuel wagering.

In the United States, a single contest will either consist of a series of races that the contest’s players will have the opportunity to participate in or in a league format where players’ fantasy portfolio compete against each other as in fantasy football.  In the multi-race contests in the United States, players will select the races within a contest in which they want to participate and how many credits they want to wager on a particular race’s entrant and the type of wager (i.e., win, place, show or exotics wagers).

We will determine the specific financial instruments that will be run in, as well as the duration of, individual races.  We anticipate that each race will have between six and eight “horses”.  We may also offer users the ability to select specific financial instruments from among an authorized pool to race in custom or user-generated races.

We currently plan to organize races designed around a variety of economic, seasonal and event-driven themes.  Specific participants in a race will be selected based on their relevance to a particular theme as well as statistical measures such as market capitalization, average trading volume and volatility.  We expect that race participants will be selected from a number of global markets to create a 24-hour gaming experience.

In addition to selecting the race’s participants, we will also determine whether races will be one-way (i.e., best performer is the winner) or two-way (i.e., best performer is a winner and worst performer is also a winner).  We will also determine the wager types for each race.  All races will allow the following straight wagers:

•	Win – the selected security finishes first

•	Place – the selected security finishes first or second

•	Show – the selected security finishes first, second or third

We anticipate that contests may also allow users to make exotic wagers, such as:

•	Exacta – users must pick the two securities that finish first and second, in the exact order

•	Quinella – users must pick the two securities that finish first and second, but need not specify which will finish first (similar to an exacta box)

•	Trifecta – users must pick the three securities that finish first, second and third, in the exact order

•
Sweep or Pick Four/Pick Six – users must pick the winners of four or more successive races with Pick Six paying out a consolation return to users who correctly select five winners out of six races, and with rollover jackpots accumulating each day until one or more users correctly picks all six winners

Using a proprietary process, we will set the initial odds for each race.  Once wagering begins, odds will be re-calculated based on the pari-mutuel system.

Scoring

The results of the individual races will be determined by a simple ranking of the relative percentage price movements of the securities entered into the race.  Specifically, a security will be deemed to come in first, if its percentage price performance is greater than, or, in two-way races, worse than, all the other securities’ performance.  The other securities in the race will be ranked in a similar manner.  The following hypothetical results table illustrates this concept:

Rank	Symbol	End Price	Start Price	Price Difference (%)
1	AXP	44.76	44.64	0.268097
2	IN	12.7	12.7	0
3	BMY	25.89	25.9	-0.038625
4	CBS	20.84	20.865	-0.119962
5	YRCW	4.1	4.11	-0.243902

Contest Payout

When a race is over, payouts or points, depending on the contest type, will be determined based on the odds that were in effect when wagering was closed.  For example, players who place a 10 credit “win” wager on a security with 3-to-1 odds, will have their credit balances increased by 30, representing the 10-credit wager and a 20-credit gain.  Payouts for Place, Show and the more exotic wager types will be based on the pari-mutuel system.

Competition

Competition in our market place is primarily based on price and accessibility to the various horse and dog racing wagering pools.

Our principal competition for customers in Mexico and Central America is Hipodromo de Agua Caliente, S.A. de C.V. (“Caliente”).  Caliente provides online wagering on horse and dog racing and is our principal competition for the provision of (i) pari-mutuel wagering services and content to physical OTB operators through our hub operations in Antigua and (ii) pari-mutuel wagering services through our international call center.  Caliente is a legal bookmaking operator that offers customers track prices with payout limits.  The pari-mutuel wagering services that we offer, however, provide for no payout limits due to the common pooling service that we offer.

The following companies compete with us for our customers where we provide pari-mutuel wagering services and content to international simulcast facilities and the Global Pari-Mutuel Network.  TVG and the Television Games Network are direct competitors in the interactive, pari-mutuel wagering market.  TVG operates an ADW website and currently operates in 15 states.  In January 2009, Betfair completed its purchase of TVG.  Betfair’s main product is a betting exchange, which is not legal in the United States.  Changes by Betfair in the operation of TVG, including investment of significant resources into the operation of TVG or expansion into states where TVG currently does not operate, would increase competition for us. The Television Games Network is a 24-hour national racing channel for distribution over cable, Dish Network and DIRECTV®, along with an in-home pari-mutuel wagering system that requires a dedicated television set-top box. Magna Entertainment Corporation (“Magna”) and its affiliated ADW website, XpressBet, and Churchill Downs and its affiliated ADW website, Twinspires.com, are also direct competitors in the U.S. interactive, pari-mutuel wagering market.  In March 2007, Magna and Churchill Downs announced that they had formed a joint venture called TrackNet through which the companies’ horse racing content would be available to each other’s various distribution platforms, including XpressBet and Twinspires, and to third parties, including racetracks, casinos and other ADW providers.  Magna and Churchill Downs also jointly own Horse Racing Television (HRTV).  Magna filed for Chapter 11 bankruptcy protection on March 5, 2009.  On February 18, 2010, Magna filed a Plan and related Disclosure Statement (the “Magna Plan”) in connection with its Chapter 11 proceedings, which was confirmed by order of the Bankruptcy Court on April 26, 2010.  On April 30, 2010, the closing conditions of the Magna Plan were satisfied or waived, and the Magna Plan became effective following the close of business on April 30, 2010. Magna’s operations were transferred to MI Developments Inc. on April 30, 2010 pursuant to the Magna Plan.

Youbet.com, Inc. operates as a licensed multi-jurisdictional facilitator of online pari-mutuel horse race wagering, and supplier of tote equipment and services to the racing industry.  Its principle product, Youbet Express, offers interactive and real-time audio/video broadcasts, access to database of handicapping information, and the ability to wager on various horse races in the United States, Canada, the United Kingdom, Australia and South Africa.  Churchill Downs acquired Youbet.com on June 2, 2010.

Other competitors include Premier Turf Club, The Racing Channel, doing business as Oneclickbetting.com, and AmWest Entertainment.  We expect to compete with these entities, as well as new companies, which may enter the interactive, pari-mutuel gaming market.  It is possible that our current and potential competitors may have greater resources than us.

Governmental Regulation

We believe that the launch of our new product that is currently in development may, in large part, depend upon our ability to comply with multiple regulatory regimes in the major markets around the world. As such, we are currently in the process of researching regulations related to gaming, gambling and financial products in the jurisdictions in which we intend to offer our new product, once developed.  Many of the regulations by which we may be governed are intended to protect the public, our potential customers and the integrity of the markets.  If we are required to and are successful in registering in any jurisdiction, these regulators and self-regulatory organizations would regulate the conduct of our business in many ways and conduct regular examinations to monitor our compliance with these regulations.

Electronic transaction processing is regulated in the United States through the banking industry and card issuers, however, we are not aware of any governmental entity that regulates the payment processing services that we propose to market on behalf of banks or of any current attempts to impose governmental regulation on payment processing services.

Gaming activities are subject to extensive statutory and regulatory control in the United States by state and internationally by various government authorities.  All 50 U.S. states currently have statutes or regulations restricting gaming activities, and three states do not permit gaming at all.  Federal and state statutes and regulations are likely to be significantly affected by any changes in the political climate and economic and regulatory policies. These changes could affect our proposed operations in a materially adverse way.

We believe that our proposed pari-mutuel activities conform to current gaming laws and regulations as we understand them to be currently applied.  There is very little clear statutory and case law authority and, therefore, this conclusion can be challenged by either governmental authorities or private citizens.  Pari-mutuel wagering is governed by state legislation.  States adopt and enforce rules and regulations requiring all entities involved in pari-mutuel horseracing to be licensed.  States prohibiting advanced deposit pari-mutuel wagering include Alaska, Arizona, Colorado, District of Columbia, Georgia, Hawaii, Mississippi, Missouri, Nebraska, Nevada, New Mexico, North Carolina, Oklahoma, South Carolina, and Utah.

The Interstate Horseracing Act of 1978 (“IHRA”) regulates pari-mutuel wagering on horseracing across state lines.  This statute was created to remove pari-mutuel horseracing from illegal wagering activities covered by the Federal Wire Act (Chapter 18 USC) (the “Wire Act”).  The IHRA was amended in December 2000 to clarify that pari-mutuel wagering may be placed via telephone or other electronic media (including the internet), and accepted by an off-track betting system where such wagers are lawful in each state involved.  Thus, management believes existing federal statutes appear to allow pari-mutuel wagering on horse races and the Wire Act would not indirectly prohibit such activities.  In the fourth quarter of 2006, Congress passed the Unlawful Internet Gambling Enforcement Act of 2006 (the “UIGEA”) which includes certain racing protective provisions by maintaining the status quo with respect to wagering activities covered under the IHRA.  The UIGEA prohibits the acceptance of credit cards, electronic funds transfers, checks of the proceeds of other financial transactions by persons engaged in unlawful betting or wagering businesses.  However, the UIGEA specifically excludes from the definition of unlawful internet gambling “any activity that is allowed under the Interstate Horseracing Act of 1978”.  On November 12, 2009, the Department of the Treasury and the Federal Reserve Board jointly published the final rule implementing the UIGEA.

Other federal laws impacting gaming activities include IHRA, the Interstate Wagering Paraphernalia Act, the Travel Act and the Organized Crime Control Act.  Certain legislation is currently being considered in Congress and individual states in this regard.  Currently, certain online international off-track betting parlors permit their customers to bet on horse races taking place within the United States.  However, their customers are not included in the general pari-mutuel pool created for the races, and they do not normally have access to pari-mutuel pools that result from the betting decisions of other participants.

Employees

As of March 17, 2011, we have one full-time employee and we utilize the services of four consultants that devote substantially all of their time to the company.  In addition, as of December 7, 2010, we entered into the Consulting Agreement, pursuant to which R. Jarrett Lilien serves as our chief executive officer, J. Leslie Whiteford serves as our chief financial officer, Richard D. Taylor serves as our chief operating officer, Stephen Ferrando serves as our chief information officer, and one additional individual serves as our chief marketing officer and a law firm serves as our internal general counsel. We consider our relationships with our employees and consultants to be good.  In the event that additional full or part-time employees or consultants are required to conduct or expand our business operations, we believe we will be able to identify, hire and/or engage qualified personnel.

Deregistration

On March 31, 2010, we filed a Form 12b-25 notifying the Securities and Exchange Commission (“SEC”) of our inability to timely file an annual report on Form 10-K for the fiscal year ended December 31, 2009 and representing that the Form 10-K would be filed no later than April 15, 2010, the date that was the fifteenth calendar day following the prescribed due date for our Form 10-K.  Subsequent to filing the Form 12b-25, we determined that due to the significant costs of operating as a public reporting company, the substantial time that being a public reporting company required of our management team and the availability of deregistration as an option in accordance with SEC rules, we determined that it would be in the best interest of our stockholders and our company at the time to deregister our common stock under Section 12(g) of the Exchange Act.  On June 7, 2010, we filed a Form 15 deregistering our common stock under Section 12(g) of the Exchange Act in reliance upon Rule 12g-4(a)(1) and Rule 12g-4(a)(2) without first filing our Form 10-K and our Form 10-Q for the fiscal quarter ended March 31, 2010.  As a result, when we filed the Form 15 deregistering our common stock under Section 12(g) of the Exchange Act, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodical and other reports with the SEC in accordance with the SEC’s rules and regulations.  As a result of such noncompliance, the SEC may determine to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.  In addition, there can be no assurance that we will not fall out of compliance with Section 13(a) of the Exchange Act again in the future.

With our new management team in place as of December 7, 2010 and the acquisition of BERMASE as our wholly-owned subsidiary, which was consummated on December 21, 2010, as a result of which we acquired $2,000,000 in cash, we intend to continue to pursue the development of new proprietary technology to expand our pari-mutuel trading hub to the financial services industry, including the development of a new product as more fully described above. We anticipate that we may need to raise additional capital through future financings.  As a result, we determined to reregister our securities under Section 12(g) of the Exchange Act in order to better position ourselves to obtain access to capital markets and ultimately be successful in the implementation of our business plan.

Where You Can Find More Information

We file annual, quarterly and current reports and other information with the SEC.  Our filings are available to the public at the SEC’s website at http://www.sec.gov. You may also read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N. E., Washington, DC 20549  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors

The launch of our new product that will allow users to compete with each other using a system of pari-mutuel wagering on the relative price movements of various financial instruments may depend, in large part, upon our compliance with government regulations in the major customer markets around the world.

We believe that the launch of our new product that is currently in development may, in large part, depend upon our ability to comply with multiple regulatory regimes in the major markets around the world. We may need to obtain required registrations from the jurisdictions in which we plan to launch our product.  As a result, if we do not obtain the required registrations, we would not be able to generate revenues from our new product, and we would not be able to implement our operations, as currently contemplated, in any meaningful way.

Many of the regulations by which we may be governed are intended to protect the public, our potential customers and the integrity of the markets.  If we are required to and are successful in registering in any jurisdiction, these regulators and self-regulatory organizations would regulate the conduct of our business in many ways and conduct regular examinations to monitor our compliance with these regulations.  If the regulators determine that we breached or violated any rule, law or regulation, we may be subject to sanctions, fines or revocation of our registration in such jurisdiction, which will have a negative impact on our operations and may require that we cease operations assuming that we have developed operations.

With respect to the market in the United States, for example, on July 21, 2010, the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted into law. The Dodd-Frank Act calls for the Commodity Futures Trading Commission, the SEC and the Federal Reserve to regulate the market for over-the-counter (“OTC”) derivative products. Currently, rulemakings are pending at these agencies, the product of which will be rules that implement the mandates in the Dodd-Frank Act to eliminate the risk of systemic failure of financial markets. The significance of the effect on us will depend in part on whether we are able to successfully develop our new product and whether, as a result of such product, we are determined to be subject to these rules, which have not yet been publicly disseminated, through the classification of our new product as a swap or security-based swap as broadly defined in the Dodd-Frank Act. We continue to monitor the rulemaking procedures and cannot predict the ultimate outcome that the financial reform legislation will have on the development of our new product.

We rely on third parties to develop and supply us with the technology required to operate our current and proposed business. If these third parties do not perform as contractually required or otherwise expected, we may not be able to successfully develop and market our products and services.

We currently outsource our data and technology needs to third parties, including AmTote.  Our technology partners may not be able to respond effectively to market changes and we may not be able to maintain strong alliances with those to whom we outsource our data and technology needs.  If these third parties do not perform as contractually required or otherwise expected, we may not be able to successfully develop and market our products and services.

We have limited capital resources and cannot ensure access to additional capital if needed.

Our historical operating losses have required us to seek additional capital through the issuance of promissory notes and our common stock on a number of occasions.  If we continue to sustain operating losses in future periods, we will be forced to seek additional capital to fund our operations.  We do not know whether we will be able to obtain additional capital, or on what terms the capital would be available, if at all.  Depending on market conditions and our prospects, additional financing may not be available or may result in significant dilution to our current stockholders.

Our independent registered public accounting firm has issued a “going concern” opinion raising substantial doubt about our financial viability. The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, as of March 17, 2011, we have a commitment to pay Bendigo Partners an additional $2,000,000 for consulting services through November 30, 2011.  These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in its report dated February 18, 2011, except for Note 12 as to which the date is March 16, 2011, regarding their concerns about our ability to continue as a going concern. Substantial doubt about our ability to continue as a going concern may create negative reactions to the price of the common shares of our stock and we may have a more difficult time obtaining financing.

Since our common stock is classified as “penny stock,” the restrictions of the SEC’s penny stock regulations may result in less liquidity for our common stock.

The SEC has adopted regulations which define a “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transactions involving a penny stock, unless exempt, the rules require the delivery, prior to any transaction involving a penny stock by a retail customer, of a disclosure schedule prepared by the SEC relating to the penny stock market.  Disclosure is also required to be made about commissions payable to both the broker/dealer and the registered representative and current quotations for the securities.  Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.  Because the market price for shares of our common stock is less than $5.00, and we do not satisfy any of the exceptions to the SEC’s definition of penny stock, our common stock is classified as penny stock.  As a result of the penny stock restrictions, brokers or potential investors may be reluctant to trade in our securities, which may result in less liquidity for our common stock.

When we filed the Form 15 deregistering our common stock under Section 12(g) of the Exchange Act on June 7, 2010, we were not in compliance with Section 13(a) of the Exchange Act and there can be no assurance that we will comply with Section 13(a) of the Exchange Act in the future.  Failure to comply with Section 13(a) of the Exchange Act may have a material adverse affect on our stock price and the value of our business because, as a result of such non-compliance, the SEC may determine to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.

On March 31, 2010, we filed a Form 12b-25 notifying the SEC of our inability to timely file an annual report on Form 10-K for the fiscal year ended December 31, 2009 and representing that the Form 10-K would be filed no later than April 15, 2010, the date that was the fifteenth calendar day following the prescribed due date for our Form 10-K.  Subsequent to filing the Form 12b-25, we determined that due to the significant costs of operating as a public reporting company, the substantial time that being a public reporting time required of our management team and the availability of deregistration as an option in accordance with SEC rules, we determined that it would be in the best interest of our stockholders and our company at the time to deregister our common stock under Section 12(g) of the Exchange Act.  As a result, on June 7, 2010, we filed a Form 15 deregistering our common stock under Section 12(g) of the Exchange Act in reliance upon Rule 12g-4(a)(1) and Rule 12g-4(a)(2) without first filing our Form 10-K and our Form 10-Q for the fiscal quarter ended March 31, 2010.  As a result, when we filed the Form 15 deregistering our common stock under Section 12(g) of the Exchange Act, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodical and other reports with the SEC in accordance with the SEC’s rules and regulations.  There can be no assurance that we will not fall out of compliance with Section 13(a) of the Exchange Act again in the future.  Failure to be in compliance with Section 13(a) of the Exchange Act may have a material adverse affect on our stock price and the value of our business because, as a result of such non-compliance, the SEC may determine to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.

Your ability to influence corporate decisions may be limited because ownership of our common stock is concentrated.

Our directors and executive officers as a group beneficially owned 202,982,107 (approximately 90.83% of our outstanding common stock as of March 17, 2011).  As a result of their ownership of our common stock, our directors and executive officers, collectively, may be able to control matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  Such concentration of ownership may also have the effect of delaying or preventing a change in control of the company, and this may have a material adverse effect on the trading price of our common stock.

Our limited operating history makes it difficult for investors to evaluate our performance and/or assess our future prospects.

We were initially incorporated in January 1997.  From January 1997 to October 1998, our business operations primarily consisted of efforts to develop and market online casino services.  We discontinued efforts to develop online casino services in June 1998.  We subsequently pursued development of an electronic currency services business, development of a credit card processing services business, a related operation of providing ATM debit card services to online gaming customers and marketing credit card services of international credit card processors to merchants.  From 2005 to the present, we have focused on our pari-mutuel business opportunities.  As a result, there is a very limited operating history upon which an evaluation of our company can be based.  Our future prospects are subject to risks and uncertainties that are generally encountered by newly operational companies in new and rapidly evolving markets.  These risks include, but are not limited to:

•	Whether we can successfully market and execute our business model for pari-mutuel wagering;

•	Whether the demand for our proposed services will grow to a level sufficient to support our operations;

•	Whether governing laws, regulations or regulatory initiatives will force us to discontinue or alter certain business operations or practices;

•	Whether we and our strategic partners can develop and maintain products and services that are equal or superior to the services and products of competitors; and

•	Whether we can generate the funds as needed to sell the services we intend to offer, and attract, retain, and motivate qualified personnel.

There can be no assurance that we can be successful in addressing these risks.  Our limited operating history and the uncertain nature of the markets for our proposed services make the prediction of future results of operations extremely difficult.  As a result of the foregoing factors and the other factors identified herein, there can be no assurance that we will ever operate profitably on a quarterly or annual basis.

We may become subject to government regulation and legal uncertainties, which may adversely affect our business.

We believe that we are not currently subject to regulation by any U.S. or foreign governmental agency, other than regulations applicable to businesses generally.  However, due to the increasing usage of the internet and concerns about online gaming in general, it is possible that a number of laws and regulations may be adopted in the future that would affect our conducting business over the internet.  In addition, we may become subject to new laws and regulations directly applicable to the internet and our activities.  Any new legislation applicable to us could expose us to substantial liability, including significant expenses necessary to comply with these laws and regulations.  Furthermore, the growth and development of the market for electronic commerce may promote more stringent consumer protection and privacy laws that may impose additional burdens on companies conducting business online, including us.  The adoption of additional laws or regulations may decrease the growth of the internet or other online services, which could, in turn, decrease the demand for our services and increase our cost of doing business.  For example, we may become subject to some or all of the following sources of regulation: state or federal banking regulations; federal money laundering regulations; international banking, financial services or gaming regulations or laws governing other regulated industries; or U.S. and international regulation of internet transactions.  The application to us and our new product of existing laws and regulations relating to issues such as banking, currency exchange, online gaming, pricing, taxation, quality of services, electronic contracting, and intellectual property ownership and infringement is unclear.  If we are found to be in violation of any current or future regulations, we could be exposed to financial liability, including substantial fines which could be imposed on a per transaction basis; forced to change our business practices; or forced to cease doing business altogether or with the residents of one or more states or countries.

We must adapt to new regulations governing the transmission, use and processing of personal information in electronic commerce.

Our services involve handling, transmitting, verifying and processing personal information of customers that we service.  As electronic commerce continues to evolve, federal, state and foreign governments may adopt laws and regulations covering user privacy.  New laws regulating the solicitation, collection or processing of personal or consumer information could increase the costs and complexity of our operations and adversely affect our business.

Even if there is a demand for our online pari-mutuel wagering support services, the revenues generated from such services may not exceed the costs associated with providing the services.

We plan to provide settlement and reconciliation services to facilitate online pari-mutuel wagering.  We have not entered into any contracts with respect to, or otherwise obtained any commitments from anyone to purchase or use the pari-mutuel support services we propose to offer.  We can provide no assurance that there will be any demand for our online pari-mutuel wagering support services.  If there is a demand, we can provide no assurance that the revenues generated from such services will exceed the costs associated with providing the services.

We may not attract or retain qualified management and employees.

Our future success and our ability to expand our operations will depend on our ability to retain highly qualified management and employees.  As a thinly-capitalized company, we may have difficulty or be unable to retain or attract highly qualified management and employees.  Failure to attract and retain personnel will make it difficult for us to manage our business and meet our objectives, and will likely have a material adverse effect on our business operations.  We do not carry key person life insurance on any of our senior management personnel.  The loss of the services of any of our executive officers or other key employees may have a material adverse effect on our business.

We intend to conduct a significant portion of our business offshore, which is subject to additional risks that may adversely affect our business.

We, or our affiliates, intend to conduct a significant portion of our business offshore.  Conducting business outside of the United States is subject to additional risks that may affect our ability to sell our products and services and result in reduced revenues, including, without limitation:

•	Currency exchange fluctuations;

•	Changes in regulatory requirements;

•	Reduced protection of intellectual property rights;

•	Evolving privacy laws in foreign countries;

•	The burden of complying with a variety of foreign laws; and

•	Political or economic instability or constraints on international trade.

We cannot be certain that one or more of these factors will not materially adversely affect our future international operations and, consequently, our business, financial condition, and operating results.

Other than a patent application that we filed on February 15, 2011, we have not sought to protect our intellectual property through registration.  We may not be able to protect our intellectual property, which would reduce the value of our products and services.

On February 15, 2011, we filed a patent application with the United States Patent and Trademark Office relating to online games as well as the systems and corresponding methods that allow users to compete against each other in one or more games involving various financial instruments.  Although we do own intellectual property, other than the aforementioned patent application, we currently do not have any registered intellectual property, including patents, trademarks and copyrights.  Although we may seek to obtain patent protection for our other innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, such as changes in the law regarding patentable subject matter, can also impact our ability to obtain patent protection for our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We may also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

Our inability to protect our intellectual property could reduce the value of our products and services. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services.  For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We may be unable to obtain the licenses or other proprietary rights necessary to implement our business plan.

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

Our stock price is volatile.

Transactions in our common stock are presently reported on the Pink Sheets.  The trading price of our common stock has been and may continue to be subject to wide fluctuations.  In the last twelve months transactions in our common stock have been reported as low as $0.11 and as high as $1.45.  The wide swings in the price of our common stock have not always been in response to factors that we can identify.  Factors that are likely to contribute to the volatility of the trading price of our common stock include, among others:

•	The relatively low volume of trading in our common stock;

•	The number of short positions in our common stock;

•	The control of the market for our common stock by very few participants;

•	The general unavailability of information about our company and our business;

•	Financial predictions and recommendations by stock analysts (or the absence thereof) concerning our company and other companies competing in our market;

•	Public announcements of technical innovations relating to our business, new products or services by us or our competitors, or acquisitions or strategic alliances by us or our competitors;

•	Public reports concerning our services or those of our competitors or concerning developments or trends; and

•	Operating and stock price performance of companies that investors or stock analysts may deem comparable to us.

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

We have the right to, and expect to, issue additional shares of stock without stockholder approval.

We have authorized capital of 395,000,000 shares of common stock.  As of March 17, 2011, 222,769,316 shares of our common stock were issued and outstanding.  Our board of directors has authority, without action or vote of our stockholders, to issue all or part of the authorized but unissued shares.  In addition, our Articles of Incorporation, as amended, permit our board of directors to create and issue one or more series of preferred stock, which may be convertible into shares of our common stock, and may be entitled to preferential rights with respect to dividends, voting, distributions or other matters.  Any such issuance of common or preferred stock will dilute the percentage ownership of our stockholders and may dilute the book value of outstanding shares of our common stock.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

We do not own any real property.  As a result of our entry into the Consulting Agreement, we have access to office space in New York, New York to use as our corporate headquarters.  This space is approximately 1,750 square feet.  We maintain an office in Chandler, Arizona.  Our lease arrangements for such office are informal and terminable at any time.  We also rent co-location facilities in Antigua on an informal month-to-month basis. We believe that there is sufficient office space available at favorable leasing terms both to replace existing office space and to satisfy any additional needs we may have as a result of future expansion.

Item 3.	Legal Proceedings

None.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Transactions in our common stock are currently reported in the United States under the symbol “GPRM.PK” on the “Pink Sheets”, a quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter equity securities.  The following table sets forth the range of high and low bids reported in the over-the-counter market for our common stock.  The prices shown below represent prices in the market between dealers in securities; they do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.  The “Pink Sheets” is neither a stock exchange nor a self-regulatory organization and is not regulated by either Financial Industry Regulatory Authority or the SEC.

QUARTER ENDED	LOW	HIGH
Quarter ended March 31, 2009	$0.25	$1.05
Quarter ended June 30, 2009	$0.50	$1.15
Quarter ended September 30, 2009	$0.25	$1.38
Quarter ended December 31, 2009	$0.31	$1.15
Quarter ended March 31, 2010	$0.30	$0.88
Quarter ended June 30, 2010	$0.11	$0.55
Quarter ended September 30, 2010	$0.15	$1.30
Quarter ended December 31, 2010	$1.20	$1.40
Quarter ended March 31, 2011 (through March 17, 2011)	$1.11	$1.45

Outstanding Shares and Number of Stockholders

As of March 17, 2011, the number of shares of common stock outstanding was 222,769,316.  As of that date, there were approximately 101 record holders of our shares of issued and outstanding common stock.  This figure does not include holders of shares held in securities position listings.  As of March 17, 2011, we have not issued any shares of preferred stock.

Dividends

We have never declared or paid dividends on our common stock.  Moreover, we currently intend to retain any future earnings for use in our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table details information regarding our existing equity compensation plans as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	58,009,826	$1.43	1,759,574
Equity compensation plans not approved by security holders	2,550,000	$0.54	-
Total:	60,559,826	$1.39	1,759,574

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2010, we sold the following securities in accordance with and in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, in transactions not involving any public offering.  For each of the following transactions, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of sophisticated investors or business partners, the investors had access to information regarding us, we were available to answer question by prospective investors and such investors received “restricted” securities.

On February 19, 2010, we issued 25,000 shares of our common stock to a consultant to settle accounts payable of $11,250 related to services rendered.

On February 19, 2010, we issued 225,000 shares of our common stock, valued at $0.45 per share for consulting services related to increasing awareness of our common stock of $101,250.  The consultant was unable to fulfill its obligation under this agreement and returned the 225,000 shares of our common stock on August 10, 2010.

On April 27, 2010, we issued a $10,500 promissory note in respect of a working capital loan of $10,500.  The maturity date on this note was August 27, 2010.  This April 27, 2010 note was settled on September 15, 2010.

On June 30, 2010, we issued the June 2010 Note to Mr. Egide in respect of $50,000 of consulting fees owed to Mr. Egide for the period February 1 through June 30, 2010.  The maturity date on the June 2010 Note was June 30, 2011 and it was convertible into shares of our common stock at $0.20 per share.  On August 10, 2010, the June 2010 Note and $438 of accrued interest were converted into 252,190 shares of our common stock.

On July 23, 2010, we issued 600,000 shares of our common stock at $0.20 per share to a consultant for services related to raising additional working capital.

On July 23, 2010, we issued 225,000 shares of our common stock to a consultant to settle accounts payable of $112,000.

On August 10, 2010, we issued 130,000 shares of our common stock at $0.20 per share to an employee and a consultant in respect of payroll and consulting fees payable.

On August 10, 2010, the board of directors was authorized to offer the holders of the IRP joint venture notes payable, the opportunity to convert their notes to our common stock at $0.20 per share.  This offer was valid until September 30, 2010.  In September 2010, holders of notes payable totaling $150,000 less an unpaid investment balance of $10,000 converted their notes payable to 700,000 shares of our common stock.  We also paid $37,500 in cash to the IRP investors to repay their advances.  On September 30, 2010, the IRP joint venture was terminated and we retained all rights to future profits from the IRP joint venture.

On August 10, 2010, we issued options to purchase 150,000 shares of our common stock to a consultant and an employee at an exercise price of $0.20 per share. These options vested immediately and expire on August 10, 2012.

As additional compensation, on August 10, 2010, we granted options to purchase an aggregate of 400,000 shares of our common stock Michael D. Bard (250,000 shares), our then chief financial officer and a member of our board of directors, and Bruce Benedict (150,000 shares), a significant employee, each at an exercise price of $0.20 per share. These options vested immediately and expire on August 10, 2012.

On August 10, 2010, we issued 285,000 shares of our common stock at $0.20 per share to our officers in respect of $57,000 in past due consulting fees. Mr. Bard received 180,000 shares to pay $36,000 in past due consulting fees and Mr. Benedict received 105,000 shares to pay $21,000 in past due consulting fees.

On December 31, 2007, we issued the December 2007 Note to Mr. Egide in respect of a working capital loan of $50,000. The maturity date on the December 2007 Note was January 31, 2010 and it was convertible into shares of our common stock at $0.20 per share. On August 10, 2010, Mr. Egide converted the December 2007 Note and accrued interest of $13,027 into 315,135 shares of our common stock.

On September 15, 2010, we entered into the Securities Purchase Agreement with BERMASE, wherein we agreed to issue to BERMASE, (1) a 9% senior secured convertible promissory note, $400,000 principal amount, convertible into shares of our common stock at $0.20 per share and due on September 15, 2011; (2) a warrant to purchase 7,000,000 shares of our common stock at exercise prices ranging incrementally from $0.50 to $3.00; and (3) 1,200,000 shares of our common stock for aggregate consideration of $640,000. On December 21, 2010, the note was converted by BERMASE into 2,047,836 shares of our common stock at $0.20 per share, and the warrant was cancelled.

Under the terms of the Securities Purchase Agreement, we also issued 300,000 shares of our common stock to additional purchasers for an aggregate consideration of $60,000.

On October 13, 2010, we issued a $10,000, 9% convertible promissory note to AMEJ in respect of a working capital loan of $10,000.  The maturity date on this note was October 13, 2011.  This note was settled on December 10, 2010.

On October 13, 2010, we issued the October 2010 Note to Mr. Egide in respect of a working capital loan of $15,000.  The maturity date on the October 2010 Note was October 13, 2011.  The October 2010 Note was settled on December 10, 2010.

On December 7, 2010, we granted Bendigo Partners an option to purchase 56,799,828 shares of our common stock at an exercise price of $1.44 per share.  On December 7, 2010, we granted Jeffrey P. Camp an option to purchase 709,998 shares of our common stock at an exercise price of $1.44 per share.  These options expire on December 6, 2015 and vest and become exercisable over the two-year period following the grant date and are not exercisable prior to June 19, 2011.  In the event of a change in control (as defined in our 2010 Nonqualified Stock Option Plan), the options will become fully vested and exercisable and each of Bendigo Partners and Mr. Camp will be afforded an opportunity to exercise their respective options immediately prior to the occurrence of the change in control (and conditioned upon the consummation of the change in control).

On December 7, 2010, we entered into the Contribution Agreement with BERMASE and its members, which at the time were AVON I, AVON II and JAF-NH.  Joel A. Asen, a member of our board of directors, is a manager of JAF-NH, and Robert A. Berman, a director and our non-executive chairman of the board, is the general partner of the sole member of AVON I and the managing member of AVON II.  Simultaneously with the execution of the Contribution Agreement, we issued an unsecured promissory note, due January 2011, in the principal amount of $500,000 to BERMASE, in respect of a $500,000 unsecured loan from BERMASE to us. Upon closing of the Contribution Agreement on December 21, 2010, JAF-NH was entitled to receive 49,671,450 shares of our common stock and each of AVON I and AVON II were entitled to receive 74,507,174 shares of our common stock (which includes shares distributed to JAF-NH, AVON I and AVON II as a distribution-in-kind by BERMASE of 1,200,000 shares previously held by BERMASE and 2,047,836 shares of our common stock into which the 9% senior secured convertible promissory note due September 15, 2011 held by BERMASE was converted).  AVON I subsequently transferred 5,000,000 shares of our common stock to Upper Hudson Holdings, LLC, which transferred such shares to Upper Hudson National Insurance Company, and AVON II made a distribution-in-kind of 30,000,000 shares of our common stock to Mr. Berman, a member of AVON II.  As a result, on December 21, 2010, we issued to AVON I, AVON II and JAF-NH, 69,507,174, 44,507,174 and 49,671,450 shares of our common stock, respectively.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Pari-mutuel wagering is driven in part by discretionary spending and industry competition. The continuing overall weakness in the U.S. economy resulted in considerable negative pressure on consumer spending and contributed to a decline in our pari-mutuel revenues during the year ended December 31, 2010 as compared to the year ended December 31, 2009. During the year ended December 31, 2010 and the year ended December 31, 2009, we continued our attempt to counteract these declines by continuing to spend on research and development projects that we believe will expand our pari-mutuel wagering opportunities. In December 2010, we acquired BERMASE and engaged a new management team that we believe will further expand our pari-mutuel wagering opportunities.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and judgments related to the application of certain accounting policies.  While we base our estimates on historical experience, current information and other factors deemed relevant, actual results could differ from those estimates.  We consider accounting estimates to be critical to our reported financial results if (i) the accounting estimate requires us to make assumptions about matters that are uncertain and (ii) different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have material impact on our financial statements.

We consider our policies for revenue recognition to be critical due to the continuously evolving standards and industry practice related to revenue recognition, changes which could materially impact the way we report revenues.  Accounting policies related to: fair value of financial instruments, trade accounts receivable, property and equipment, impairment of long-lived assets, track settlements and wagering deposits, stock-based compensation, and income taxes are also considered to be critical as these policies involve considerable subjective judgment and estimation by management.  Critical accounting policies, and our procedures related to these policies, are described below.

Fair Value of Financial Instruments

The carrying amounts reported in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature. The carrying amounts reported for long-term debt approximate fair value because the underlying instruments bear interest rates which approximate current market rates for obligations with similar terms.

Trade Accounts Receivable

Accounts receivable are stated at the amount we expect to collect.  We regularly review our accounts receivable and make provisions for potentially uncollectible balances.  Uncollectible balances are written off against the allowance after extensive efforts of collection and when balances are deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when cash is received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by is within its normal terms.

Impairment of Intangibles

We review intangible assets for impairment annually or more frequently if impairment indicators arise. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the intangible asset. The impairment test is a two-step process.  The first step requires comparing the fair value of each reporting unit to its net book value.  We use management estimates of undiscounted future cash flows to perform the first step of the intangible asset impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses.  The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment based on discounting future cash flows.  Impairment losses would be recognized to the extent the carrying values of intangible assets are less than their fair values.

Business Combinations

We account for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (guidance formerly reflected in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”) (“Topic 805”).  Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Track Settlements and Wagering Deposits

Track settlements and wagering deposits consist of amounts due to customers and/or tracks based on the outcome of bets placed.  In the case of settlement and reconciliation contracts, we record the liability when money is received from the payer and decreases the liability when the settlement is paid out to the payee. Under customer contracts wherein the customer agrees to pay us for access to pari-mutuel wagering pools with pari-mutuel tracks that we have contracts with, we record the liability when the outcome of bets placed are known and decrease the liability when the settlement is paid out to the tracks.

Revenue Recognition

Revenue from our various pari-mutuel operations is recognized when persuasive evidence of a contract arrangement exists, the fee is fixed or determinable and collectability is probable. We earn and record commissions on wagers placed with tracks for customers as revenue when the wagers are settled, typically the same day as the wager, based upon associated track contracts. We earn and record fees from settlement and reconciliation services as revenue after the services have been provided, based upon our contracts for settlement and reconciliation services. We earn and record fixed fees from our resale and rental of equipment and software to physical and virtual OTBs when the equipment or the software has been delivered and fully installed at the OTB site, based upon our contracts for the resale and rental of equipment and software.

Stock-Based Compensation

The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date. The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant. The fair value of restricted stock awards is equal to the market price of our common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.

Income Taxes

We recognize an asset or liability for the deferred tax consequences of all temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements.  Temporary differences will result in taxable or deductible amounts in future years when the amounts reported in the financial statements are recovered or settled. These deferred tax assets or liabilities are measured using the tax rates that are anticipated to be in effect when the differences are expected to reverse. Deferred tax assets are reviewed periodically for recoverability and a valuation allowance is provided as necessary.

Discussion of Operating Results

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations, financial condition, and cash flows.  The discussion should be read in conjunction with our audited financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

For The Fiscal Years Ended December 31, 2010 and December 31, 2009

Revenue and Cost of Revenue

During the years ended December 31, 2010 and 2009, our revenue was $1,284,296 and $1,837,615, respectively. During the years ended December 31, 2010 and 2009, revenue was primarily generated from providing pari-mutuel hub and content services.  Revenues generated during the year ended December 31, 2010 were approximately $553,000 less than revenues generated during the year ended December 31, 2009 due primarily to the termination of two pari-mutuel hub and content services contracts, one in the third quarter of 2009 and the other in the second quarter of 2010 offset by a new contract with PLE which began during the second quarter of 2009.

Revenues from our contract with PLE accounted for 76% of the total revenue during the year ended December 31, 2010 as compared to 39% of the total revenue during the year ended December 31, 2009. We no longer have any contracts to provide settlement and reconciliation services, nor have we entered into any contracts for the resale or rental of equipment or software.

Cost of sales during the year ended December 31, 2010 was $1,016,083 and gross profit was $268,213.  Cost of sales during the year ended December 31, 2009 was $1,492,876 and gross profit was $344,739.  During the year ended December 31, 2010, cost of sales was 79.1% of revenue as compared to 81.2% of revenue during year ended December 31, 2009.

General and Administrative Expenses

General and administrative expenses were approximately $2,023,000 during the year ended December 31, 2010 and approximately $1,367,000 during the year ended December 31, 2009.  This increase of approximately $656,000 is principally attributable to an increase in professional fees of approximately $664,000 and an increase in consulting expenses of approximately $191,000, which is principally associated with the new contract with Bendigo Partners, offset by a reduction in bad debt expense of approximately $143,000 and a reduction in operating costs associated with our Hub Operation of approximately $67,000.

Stock-Based Compensation Expenses

Stock-based compensation expenses were approximately $979,000 during the year ended December 31, 2010 and approximately $346,000 during the year ended December 31, 2009. The increase of approximately $633,000 is principally attributed to stock-based compensation expense of approximately $857,000 related to the options granted to Bendigo Partners and a new non-executive director, offset by a reduction in the stock-based compensation expense of consultants and an employee.

Research and Development

We incurred approximately $157,000 on the development of our internet software model and the investigation of a possible expanded pari-mutuel gaming platform during the year ended December 31, 2010 and approximately $241,000 on the development of our internet software model during the year ended December 31, 2009.

Interest Expense

We incurred approximately $451,000 on interest expense during the year ended December 31, 2010 principally attributed to $400,000 in non-cash amortization of debt discount due to the beneficial conversion feature related to the 9% senior convertible promissory note in the amount of $400,000 and the cost related to the warrant to purchase 7,000,000 shares of our common stock, which were issued pursuant to the Securities Purchase Agreement, dated as of September 15, 2010, by and between us and BERMASE.  We incurred approximately $38,000 during the year ended December 31, 2009 on borrowings.

Liquidity and Capital Resources

The accompanying consolidated financial statements for the years ended December 31, 2010 and 2009 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have continuing net losses and negative cash flows from operating activities. In addition, as of March 17, 2011, we have a commitment to pay Bendigo Partners an additional $2,000,000 for consulting services through November 30, 2011. These conditions raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern. These circumstances caused our independent registered public accounting firm to include an explanatory paragraph in their report dated February 18, 2011, except for Note 12 as to which the date is March 16, 2011, regarding their concerns about our ability to continue as a going concern.

We will need to obtain additional funding to support our operations and meet our obligations, including an additional $2,000,000 to pay Bendigo Partners for consulting services through November 30, 2011.  We believe that we will have sufficient funds to support our operations for the next twelve months if we are able to raise additional funds through debt and equity financings.  It is possible that we will not be able to maintain our core services or successfully launch new services through such period or that we will not raise sufficient additional funds from equity or asset sales and borrowings to cover operating expenses.  Because we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts.  Our inability to obtain additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

If we are able to successfully develop and commercialize our new product, then we do not anticipate that future cash inflows and outflows will be consistent with historical cash inflows and outflows due to the expected increase in the costs associated with such development and commercialization and the anticipated increased revenues to be generated from the sale of such new product.

We only recently launched the Global Pari-Mutuel Network and that and other projects currently under development have not yet generated sufficient revenue and cash flows to meet our obligations.  Our ability to continue as a going concern depends on our ability to deploy technology for our core businesses, including through the development of new products, that generates sufficient revenue and cash flows to meet our obligations and on our ability to obtain additional financing or to sell equity or assets as may be required to fund current operations.

At December 31, 2010, we had $2,093,884 in cash and working capital of $1,091,215.  During the year ended December 31, 2010, we funded our operations from receipts from revenues of approximately $1,260,000, cash of approximately $2,000,000 acquired through the BERMASE acquisition, proceeds from the issuance of common stock of $300,000 and proceeds from the issuance of notes payable of approximately $1,046,000.  In order to generate sufficient cash flow to continue as a going concern, we must increase our revenue volume from our various pari-mutuel licensing and operational programs and obtain additional debt and/or equity financing. There can be no assurance that these plans will be realized.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act. We had net cash used in operating activities of $1,232,039 and $219,334 during the years ended December 31, 2010 and 2009, respectively.  Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships.  However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline.

In connection with the Contribution Agreement, we issued BERMASE an unsecured promissory note, due January 2011, in the principal amount of $500,000, in respect of a $500,000 unsecured loan from BERMASE to us made simultaneously with the execution of the Contribution Agreement. As a result of our acquisition of BERMASE, the note has been classified as an intercompany loan.  In addition, as a result of the consummation of the transactions contemplated by the Contribution Agreement with BERMASE and its members that occurred on December 21, 2010, we acquired approximately $2,000,000 in cash contained in BERMASE’s bank accounts at the time of closing.  In connection with the Consulting Agreement that we entered into with Bendigo Partners on December 7, 2010, we are obligated to pay Bendigo Partners a total of $3,000,000 for consulting services through November 30, 2011, of which $1,000,000 has been paid as of March 17, 2011.

On March 1, 2011, we entered into a non-binding letter of intent with respect to the Proposed Sale by us of RTCN and RTCK to the Acquiror.  Under the terms of the Proposed Sale, the equity holders of the Acquiror would exchange an aggregate of 9,007,613 shares of our common stock held by them for (i) 100% of the outstanding capital stock of RTCN and RTCK and (ii) $1,000,000 in cash, $200,000 of which would be payable upon the closing of the Proposed Sale and $800,000 of which would be payable in four equal installments on the first business day of each of the first four calendar months following the month in which the closing of the Proposed Sale occurs.  We will require additional financing in order to consummate the Proposed Sale.  There can be no assurance that the Proposed Sale will be consummated on the foregoing terms or at all.

On March 8, 2011, we entered into the Services Agreement with Mechanica, pursuant to which Global Guernsey will pay Mechanica fees in the amount of $1,191,674, payable as follows (i) $1,072,507 in cash payable in monthly installments until January 1, 2012, and (ii) $119,167 in the form of a nonqualified stock option to purchase 238,333 shares of our common stock.

Off-Balance Sheet Arrangements

None.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

The financial statements and report of independent auditors are filed as a separate part of this report on pages F-1 through F-34.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and the chief financial officer concluded that as of December 31, 2010 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with US generally accepted accounting principles.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as referred to above as of December 31, 2010 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, we used the criteria set forth in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2010, we entered into the Consulting Agreement with Bendigo Partners, pursuant to which Bendigo Partners agreed to provide us with the services of R. Jarrett Lilien to serve as our chief executive officer, J. Leslie Whiteford to serve as our chief financial officer, Richard D. Taylor to serve as our chief operating officer, Stephen Ferrando to serve as our chief information officer, and individuals to serve as our chief marketing officer and internal general counsel.  Our new management team implemented new procedures to improve internal control over financial reporting, which management believes materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Each director serves until the next annual meeting of the stockholders and until his successor is duly elected and qualified.  Information regarding our directors and executive officers is set forth below:

NAME	AGE	POSITION
R. Jarrett Lilien	49	Chief Executive Officer, Director
J. Leslie Whiteford	53	Chief Financial Officer
Richard D. Taylor	59	Chief Operating Officer, Director
Stephen Ferrando	51	Chief Information Officer
Joel A. Asen	60	Director
Robert A. Berman	51	Director, Chairman of the Board
Jeffrey P. Camp	42	Director
James A. Egide	76	Director

R. JARRETT LILIEN has served as our chief executive officer and a member of our board of directors since December 7, 2010.  Mr. Lilien is also a founder and managing partner and has served as chief executive officer of Bendigo Partners, a private investment and incubation firm that focuses on opportunities in global, technology-driven financial services, since its inception in May 2008.  From 1999 to April 2008, Mr. Lilien served in various capacities with E*TRADE Financial Corporation, a financial services company that provides online brokerage and related products and services primarily to individual retail investors, including as president and chief operating officer from March 2003 to April 2008, as a director from November 2006 to April 2008, and as acting chief executive officer from November 2007 to March 2008.  Mr. Lilien holds a Bachelor of Arts degree in economics from the University of Vermont. Mr. Lilien was appointed to our board of directors pursuant to the terms of the Consulting Agreement.  We believe that Mr. Lilien is qualified to sit on our board of directors because of his extensive leadership experience in the technology-driven financial services industry.

J. LESLIE WHITEFORD has served as our chief financial officer since December 7, 2010.  Mr. Whiteford has been a partner of Bendigo Partners, a private investment and incubation firm that focuses on opportunities in global, technology-driven financial services, since January 2009.  Previously, Mr. Whiteford served as managing director and chief executive officer of IL&FS Investsmart Limited, an India-based investment advisory, brokerage and distribution services company, from May 2007 to November 2008, and in various capacities with, including as executive vice president of finance in capital markets of, E*TRADE Financial Corporation, a financial services company that provides online brokerage and related products and services primarily to individual retail investors, from 1999 to April 2007.  Mr. Whiteford is a member of the Institute of Chartered Accountants of Scotland and holds a Bachelor of Law degree from the University of Dundee in the United Kingdom.

RICHARD D. TAYLOR has served as our chief operating officer and a member of our board of directors since December 7, 2010.  Mr. Taylor has been a partner of Bendigo Partners, a private investment and incubation firm that focuses on opportunities in global, technology-driven financial services, since May 2009. From 1999 to April 2009, Mr. Taylor served in various capacities with E*TRADE Financial Corporation, a financial services company that provides online brokerage and related products and services primarily to individual retail investors, including as managing director, global head of operations, from February 2005 to April 2009.  Mr. Taylor was appointed to our board of directors pursuant to the terms of the Consulting Agreement.  We believe that Mr. Taylor is qualified to sit on our board of directors because of his 40 years of leadership experience working in the financial services industry and extensive operational experience.

STEPHEN FERRANDO has served as our chief information officer since December 7, 2010.  Mr. Ferrando has been a partner of Bendigo Partners, a private investment and incubation firm that focuses on opportunities in global, technology-driven financial services, since January 2009.  Previously, Mr. Ferrando was a founder and served as chief executive officer of dbConcert, Inc., a technology solutions provider with a focus in the financial services industry, from October 2001 to December 2008.  Prior to founding dbConcert, he was the managing director of international technology at E*TRADE Financial Corporation from August 1999 to August 2001.

JOEL A. ASEN has served as a member of our board of directors since September 2010.  Since June 2003, Mr. Asen has served as a manager of PLASE Capital Group, LP, an investment vehicle which is a portfolio company of Apollo Investment Fund V, LP, an affiliate of Apollo Management, a private equity fund.  Since May 1992, Mr. Asen has served as president of Asen Advisory, a strategic and financial advisory services company.  Previously, Mr. Asen served as managing director, head of direct investments, at Whitehead Sterling, an asset management firm, from 1991 to 1992, as managing director, head of merchant banking, at Paine Webber, Inc., a stock brokerage and asset management company, from 1990 to 1991, and as managing director, mergers and acquisitions, at Drexel Burnham Lambert Incorporated, an investment banking firm, from 1988 to 1990.  Mr. Asen was appointed to our board of directors in accordance with the terms of the Securities Purchase Agreement, dated as of September 15, 2010, by and between us and BERMASE. We believe that Mr. Asen is qualified to sit on our board of directors because of his extensive experience in the strategic and financial advisory services industries.

ROBERT A. BERMAN has served as a member of our board of directors since September 2010.  Mr. Berman was appointed chairman of the board in December 2010.  Since 2005, Mr. Berman has served as chairman and chief executive officer of Upper Hudson Holdings, LLC, a financial services company.  Previously, Mr. Berman served in the positions of chairman of the board, vice chairman of the board and chief executive officer of Empire Resorts, Inc., a company that owns and operates Monticello Casino and Raceway, a video gaming machine and harness horse racing facility.  From 1994 to 2000, Mr. Berman was the managing director of Watermark Investments Limited, where he oversaw a number of private partnerships investing in real estate, technology and basic industries.  From 1998 to 1999, Mr. Berman was vice chairman and a director of Executone Information Systems, a telecommunications company, and from 1995 to 1999, Mr. Berman was chairman of the board and chief executive officer of Hospitality Worldwide Services, Inc., a hotel services company.  Mr. Berman was appointed to our board of directors in accordance with the terms of the Securities Purchase Agreement, dated as of September 15, 2010, by and between us and BERMASE.  We believe that Mr. Berman is qualified to sit on our board of directors because of his extensive senior-level management experience and background in the horse racing industry.

JEFFREY P. CAMP has served as a member of our board of directors since December 7, 2010.  Mr. Camp has served as managing partner of Jodocus Capital LLC, a privately held investment firm since June 2007. Previously, Mr. Camp was a partner and member of the management committee of Partner Fund Management, L.P., an investment management company based in London, from July 2004 to March 2007, and prior to that was a principal in Andor Capital Management from April 2001 to June 2004.  From 1994 to 2001, Mr. Camp was employed at Morgan Stanley where he was a managing director, and where he was based in Tokyo, Hong Kong, New York and London.  Mr. Camp was appointed to our board of directors pursuant to the terms of the Consulting Agreement.  We believe that Mr. Camp is qualified to sit on our board of directors because of his 20 years of experience in the financial sector and extensive high-level experience in the financial services industry.

JAMES A. EGIDE is our founder and has served as a member of our board of directors since our inception in 1997.  Previously, Mr. Egide served as chairman of the board from 1997 to December 6, 2010, and as chief executive officer from September 2005 to December 6, 2010. From 1990 until 2000, Mr. Egide served as a director of Digital Courier Technologies, Inc., an internet payment processor, and from April 1998 to July 2000, Mr. Egide served as chairman of the board and chief executive officer of that company.  During this period, he also helped structure the MasterCard and Visa acquiring programs at St. Kitts National Bank.  From 1989 to 1998, Mr. Egide was actively involved in managing his personal investments in several national and international businesses.  Previously, he served as chief executive officer and chairman of the board of Carme, Inc., a publicly traded company engaged in the manufacture and distribution of hair and skin care products, which he founded in 1978.  Carme, Inc. was sold in 1989. Mr. Egide has been an owner of thoroughbreds since 1980, and his horses have won the William P. Kyne Handicap, California Derby and Bay Meadows Derby.  We believe that Mr. Egide is qualified to sit on our board of directors because of his over 30 years of high-level management experience and his experience as our founder, our chairman for 13 years and our chief executive officer for five years.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of such securities with the SEC.  Officers, directors and greater than 10% beneficial owners are required by applicable regulations to furnish us with copies of all Section 16(a) forms they file.   Such persons did not present us with any reports of ownership or changes in ownership of such securities, and no such reports were filed with the SEC during the fiscal year ended December 31, 2010. Our officers and directors, and persons who owned more than 10% of our common stock were not subject to Section 16(a) of the Exchange Act after the effectiveness of our Form 15, which we filed with the SEC on June 7, 2010, until we resumed our reporting obligations under Section 12(g) of the Exchange Act upon the effectiveness of our Form 10-12G on February 22, 2011.

Code of Ethics

We have a code of ethics that applies to all our directors, officers and employees.  A copy of our code of ethics may be obtained without charge from us by writing to us at:  Global Pari-Mutuel Services, Inc., 500 Fifth Avenue, Suite 810, New York, New York 10110, Attention: General Counsel.

Audit Committee Financial Expert

As of March 17, 2011, our audit committee is comprised of Joel A. Asen.  We are in the process of reconstituting the committees of our board of directors and in connection with this reconstitution our board of directors will make a determination as to whether any members of the audit committee qualify as an audit committee financial expert.

Item 11.	Executive Compensation

Summary Compensation Table

The following table sets forth all compensation awarded to, paid to or earned by the following types of executive officers (the “Named Executive Officers”) for each of our last two completed fiscal years: each individual who served as, or acted in the capacity of, our principal executive officer for the fiscal year ended December 31, 2010.  None of our other executive officers or employees had total annual compensation that exceeded $100,000 for the fiscal year ended December 31, 2010.

Summary Compensation Table
Name and Principal Position	Year	Salary ($) (3)		Option Awards ($) (7)		Total ($)

R. Jarrett Lilien	2010	(4)		-		(4)
Chief Executive Officer (1)	2009	-		-		-

James A. Egide	2010	120,000	(5)	-		120,000
Former Chairman of Board and Chief Executive Officer (2)	2009	120,000	(6)	51,000	(8)	171,000

(1)	In accordance with the Consulting Agreement, Mr. Lilien was appointed our chief executive officer effective as of December 7, 2010.

(2)
In connection with our execution of the Consulting Agreement, Mr. Egide resigned as our chief executive officer effective as of December 7, 2010.  Mr. Egide was engaged by us as a full-time consultant on an at-will basis and not pursuant to a consulting agreement.

(3)	Represents amounts of compensation for consulting services accrued and not amounts paid.

(4)
As our Consulting Agreement with Bendigo Partners provides that Bendigo Partners is responsible for providing us with the services of R. Jarrett Lilien to serve as our chief executive officer, J. Leslie Whiteford to serve as our chief financial officer, Richard D. Taylor to serve as our chief operating officer, Stephen Ferrando to serve as our chief information officer, and individuals to serve as our chief marketing officer and internal general counsel, our executive officers do not receive cash compensation from us or any of our subsidiaries for serving as our executive officers.  Bendigo Partners has informed us that it cannot identify the portion of the compensation awarded to our executive officers, including Mr. Lilien, by Bendigo Partners that relates solely to their services to us, as Bendigo Partners does not compensate such individuals specifically for such services.  Pursuant to the Consulting Agreement, we paid Bendigo Partners its $250,000 monthly fee for December 2010 and granted Bendigo Partners an option to purchase 56,799,828 shares of our common stock. See, “Item 1.  Business -- Overview”, for more information on the Consulting Agreement.

(5)
Mr. Egide’s compensation for the fiscal year ended December 31, 2010 was paid (i) by the issuance of notes in $50,000 principal amount, and (ii) $10,000 in cash.   We owed Mr. Egide $60,000 for unpaid fees at December 31, 2010.  We anticipate that we will obtain a release from Mr. Egide for such unpaid fees owed to him under the terms of the Proposed Sale of RTCN and RTCK.

(6)
Mr. Egide’s compensation for the fiscal year ended December 31, 2009 was paid (i) by the issuance of notes in $50,000 principal amount, (ii) by the issuance of shares of our common stock with an aggregate value of $49,136 and (iii) $20,864 in cash.

(7)
The amounts in this column reflect the total grant date fair value computed in accordance with Accounting Standards Codification Topic 718 (formerly Statement of Financial Accounting Standards No. 123(R)) (“ASC 718”) for options to purchase shares of our common stock.  For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options granted during 2009, please refer to Note 7 to our audited consolidated financial statements included in this Form 10-K.

(8)
An option to purchase 100,000 shares of our common stock at $0.75 per share was granted to Mr. Egide on May 12, 2009 and became exercisable on that date.  The option expires three years from date of grant.

Outstanding Equity Awards at Fiscal Year-End Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

R. Jarrett Lilien	-		-	-	-	-
Chief Executive Officer (1)(2)

James A. Egide	100,000	(4)	-	-	$0.75	May 12, 2012
Former Chairman of Board	500,000	(5)	-	-	$0.60	June 22, 2017
and Chief Executive Officer (3)	100,000	(6)	-	-	$0.35	March 16, 2016

(1)	In accordance with the Consulting Agreement, Mr. Lilien was appointed our chief executive officer effective as of December 7, 2010.

(2)
Pursuant to the Consulting Agreement and in further consideration of the services being provided to us by Bendigo Partners thereunder, we granted Bendigo Partners an option to purchase 56,799,828 shares of our common stock.  The option has an exercise price of $1.44 per share and expires on December 6, 2015.  The option vested as to one-third of the shares underlying the option on January 1, 2011, and vests as to one-twelfth of the shares underlying the option on each of April 1, 2011, July 1, 2011, October 1, 2011, November 30, 2011, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013.  Notwithstanding the foregoing, no portion of the option is exercisable prior to June 19, 2011.

(3)	In connection with our execution of the Consulting Agreement, Mr. Egide resigned as our chief executive officer effective as of December 7, 2010.

(4)	Options to purchase 100,000 shares of our common stock were exercisable on May 12, 2009.

(5)	Options to purchase 500,000 shares of our common stock were exercisable on June 22, 2007.

(6)	Options to purchase 50,000 shares of our common stock were exercisable on March 16, 2006 and options to purchase 50,000 shares of our common stock were exercisable on March 16, 2007.

Employment Agreements and Change of Control Arrangements

We have not entered into any employment agreements or change of control agreements with our executive officers.  On December 7, 2010, we entered into the Consulting Agreement with Bendigo Partners, in accordance with which we granted Bendigo Partners an option to purchase 56,799,828 shares of our common stock at an exercise price of $1.44, which expires on December 6, 2015.  The option vests and becomes exercisable over the two-year period following the grant date and is not exercisable prior to June 19, 2011. In the event of a change in control (as defined in our 2010 Nonqualified Stock Option Plan), the option will become fully vested and exercisable and Bendigo Partners will be afforded an opportunity to exercise its option immediately prior to the occurrence of the change in control (and conditioned upon the consummation of the change in control).

Compensation of Directors

Currently, we do not have a formal plan to compensate non-employee directors.  We may provide stock options or other compensation to directors and officers in order to align the interests of these key personnel with our overall interests.  All directors are eligible to participate in our 2000 Stock Option Plan.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)		All Other Compensation ($)	Total ($)

Joel A. Asen	-	-		-	-

Robert A. Berman	-	-		-	-

Jeffrey P. Camp	-	10,586	(2)	-	10,586

James A. Egide	-	-		-	-

Keith Cannon (3)	-	-		-	-

Joseph Neglia (3)	-	-		-	-

(1)
The amounts in this column reflect the total grant date fair value computed in accordance with ASC 718 for options to purchase shares of our common stock.  For a full discussion of the assumptions and methodology employed in determining the grant date fair value attributable to stock options granted during 2010, please refer to Note 7 to our audited consolidated financial statements included in this Form 10-K.

(2)
An option to purchase 709,998 shares of our common stock at $1.44 per share was granted to Mr. Camp on December 7, 2010 under our 2010 Non-Qualified Stock Option Plan.  The option expires on December 6, 2015.  The option vested as to one-third of the shares underlying the option on January 1, 2011, and vests as to one-twelfth of the shares underlying the option on each of April 1, 2011, July 1, 2011, October 1, 2011, November 30, 2011, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013.  Notwithstanding the foregoing, no portion of the option is exercisable prior to June 19, 2011.

(3)	In connection with our execution of the Consulting Agreement, Messrs. Cannon and Neglia resigned as members of our board of directors, effective as of December 7, 2010.

An additional independent director will be designated in accordance with the Consulting Agreement, and such director, when appointed, will also receive a stock option to purchase 709,998 shares of our common stock under our 2010 Nonqualified Stock Option Plan. After such grant, there will be only 76 shares reserved for issuance under the 2010 Nonqualified Stock Option Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table shows the beneficial ownership of shares of our common stock as of March 17, 2011 known by us through transfer agent records, held by: (i) each person who beneficially owns 5% or more of the shares of common stock then outstanding; (ii) each of our directors; (iii) each of our named executive officers; and (iv) all of our directors and executive officers as a group.

The information in this table reflects “beneficial ownership” as defined in Rule 13d-3 of the Exchange Act.  To our knowledge and unless otherwise indicated, each stockholder has sole voting power and investment power over the shares listed as beneficially owned by such stockholder, subject to community property laws where applicable.  Percentage ownership is based on 222,769,316 shares of common stock outstanding as of March 17, 2011.

Name and Address of Beneficial Owner	Number of Shares (1)		Percentage of Class (2)

Avon Road Partners, L.P. 4446 State Route 42, Suite B, Monticello, New York 12701	69,507,174		31.20%
JAF-NH, LLC c/o JAF Advisory, LLC 445 Old Academy Road Fairfield, Connecticut 06824	49,671,450		22.30%

Directors and Named Executive Officers

R. Jarrett Lilien (3)	-		-
Richard D. Taylor (4)	-		-
James A. Egide (5)	5,544,309	(5)	2.48%
Joel A. Asen (6)	49,671,450	(6)	22.30%
Robert A. Berman (7)	146,764,348	(7)	65.88%
Jeffrey P. Camp (8)	1,002,000	(8)	*
All officers and directors as a group (8 persons) (9)	202,982,107		90.83%
__________________
*	Less than 1%.

(1)
Beneficial ownership as a percentage of the class for each person holding options, warrants or other rights exercisable within 60 days of March 17, 2011 has been calculated as though shares of our common stock subject to such options were outstanding.  However, such shares have not been deemed outstanding for the purpose of calculating the percentage of the class owned by any other person.

(2)
The percentage indicated represents the number of shares of our common stock, warrants and options exercisable within 60 days held by the indicated stockholder divided by the sum of (a) the number of shares subject to warrants and options exercisable by such stockholder within 60 days and (b) 222,769,316 which is the number of shares of our common stock issued and outstanding as of March 17, 2011.

(3)	R. Jarrett Lilien’s business address is 500 Fifth Avenue, Suite 810, New York, New York 10110.

(4)	Richard Taylor’s business address is Highams Farm, Goldhanger Road, Goldhanger, Essex, CM9 8AL, United Kingdom.

(5)
Includes (i) 4,759,309 shares of our common stock; (ii) stock options to purchase 700,000 shares of our common stock and (iii) 85,000 shares of our common stock beneficially owned by Mr. Egide’s wife.  Does not include (i) 2,648,642 shares of our common stock beneficially owned by Heritage Limited, a trust created for the benefit of Mr. Egide’s family, because the voting and disposition of such shares are held by an independent trustee, or (ii) 1,701,477 shares of our common stock beneficially owned by AMEJ Foundation, a non-profit foundation established by Mr. Egide on behalf of his deceased daughter.  Although Mr. Egide serves as a director of AMEJ Foundation and participates in decisions regarding the voting and disposition of shares of common stock owned by AMEJ Foundation, he disclaims any beneficial interest in such shares.  Mr. Egide’s business address is 1231 West Honeysuckle Lane, Chandler, Arizona 85248. Mr. Egide resigned from his position as our chief executive officer effective as of December 7, 2010, but retained his position as a member of our board of directors.

(6)
As the manager of JAF-NH, LLC, Joel A. Asen may be deemed to beneficially own the shares of our common stock owned directly by JAF-NH, LLC.  Mr. Asen disclaims beneficial ownership of such shares except to the extent of his equity interest therein. Mr. Asen’s business address is 445 Old Academy Road, Fairfield, Connecticut 06824.

(7)
Includes (i) 72,257,174 shares of our common stock owned directly by Robert A. Berman; (ii) 69,507,174 shares of our common stock owned by Avon Road Partners, L.P.; and (iii) 5,000,000 shares of our common stock owned by Cinium Financial Services Corporation.  As the general partner of Avon Road Partners, L.P. and the chief executive officer and president of Cinium Financial Services Corporation, Mr. Berman may be deemed to beneficially own the shares of our common stock owned directly by Avon Road Partners, L.P.and Cinium Financial Services Corporation.  Mr. Berman disclaims beneficial ownership of such shares except to the extent of his equity interest therein. Mr. Berman’s business address is 4446 State Route 42, Suite B, Monticello, New York 12701.

(8)
Includes (i) 2,000 shares of our common stock owned directly by JC Opportunities Fund I LLC and (ii) 1,000,000 shares of our common stock owned directly by JC Global Holdings, LLC.  As the sole member of JC Opportunities Fund I LLC and the managing member of JC Global Holdings, LLC, Jeffrey P. Camp may be deemed to beneficially own the shares of our common stock owned directly by JC Opportunities Fund I LLC and JC Global Holdings, LLC.  Mr. Camp disclaims beneficial ownership of such shares except to the extent of his equity interest therein. Mr. Camp’s business address is 7621 Fisher Island Drive, Miami, Florida 33109.

(9)	Includes: (i) R. Jarrett Lilien; (ii) J. Leslie Whiteford; (iii) Richard D. Taylor; (iv) Stephen Ferrando; (v) Joel A. Asen; (vi) Robert A. Berman; (vii) Jeffrey P. Camp and (viii) James A. Egide.

Equity Compensation Plan Information

See Part II, Item 5, “Securities Authorized for Issuance Under Equity Compensation Plans” for information regarding our equity compensation plans.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

2009

On March 12, 2009, we issued a $25,000, 8% promissory note to RKC Matador Fund, LLC (“RKC”) in respect of a working capital loan of $25,000.  The maturity date on this note was December 12, 2009 and the note was convertible into shares of our common stock at $0.90 per share.  In December 2009, RKC exchanged this note for one IRP joint venture unit, which was comprised of a $20,000, 8% note payable that matures on December 31, 2012 and a $5,000 unsecured investment in the IRP.  In September 2010, RKC exchanged its one IRP joint venture unit for 100,000 shares of common stock at $0.20 per share and $5,000 in cash.

In connection with our issuance of a $25,000, 8% promissory note to RKC in respect of a working capital loan of $25,000 referenced in the immediately preceding paragraph, on March 12, 2009, we issued options to purchase 25,000 shares of our common stock to RKC at an exercise price of $1.00 per share.  These options vested immediately and expired on March 12, 2010.

On April 1, 2009, we issued a $25,000, 8% convertible promissory note to RKC in respect of a working capital loan of $25,000.  The maturity date on this note was March 31, 2010 and the note was convertible into shares of our common stock at $0.90 per share.  The note and the accrued interest of $4,071 were satisfied on August 10, 2010 through the issuance of 145,356 shares of our common stock.

On April 1, 2009, we issued a $20,000, 8% convertible promissory note to Keith Cannon, a then member of our board of directors, in respect of a working capital loan of $20,000.  The maturity date on this note was March 31, 2010 and the note was convertible into shares of our common stock at $0.90 per share.  In December 2009, Mr. Cannon exchanged this note and $5,000 in cash for one IRP joint venture unit, which was comprised of a $20,000, 8% note payable that matures on December 31, 2012 and a $5,000 unsecured investment in the IRP. In September 2010, this note was converted into 100,000 shares of common stock and $5,000 in cash.

On April 20, 2009, we issued a 8% convertible promissory note, $30,000 principal amount (the “April 2009 Note”), to Mr. Egide in respect of $30,000 of consulting fees due to Mr. Egide for the period January 1 through March 31, 2009.  The maturity date on the April 2009 Note was April 20, 2010 and it was convertible into shares of our common stock at $0.90 per share.

As additional compensation, on May 12, 2009, we issued options to purchase an aggregate of 500,000 shares of our common stock to Mr. Egide (100,000 shares), Michael D. Bard (100,000 shares), our then chief financial officer and a member of our board of directors, Bruce Benedict (100,000 shares), a significant employee, Keith Cannon (100,000 shares), a then member of our board of directors, and  Joseph Neglia (100,000 shares), a then member of our board of directors, each at an exercise price of $0.75 per share. These options vested immediately and expire on May 12, 2012.

On September 30, 2009, we issued 80,000 shares of our common stock valued at $0.35 per share totaling $28,000 to Ann Marie Egide Judice Foundation (“AMEJ”) in respect of operating expenses previously paid by AMEJ on our behalf.

On September 30, 2009, we issued 71,429 shares of our common stock valued at $0.35 per share totaling $25,000 to Joseph Neglia, a then member of our board of directors, in respect of past due consulting fees.

On September 30, 2009, we issued 218,246 shares of our common stock at $0.35 per share to our officers in respect of $76,386 in past due consulting fees. Mr. Egide received 140,389 shares to pay $49,136 in past due consulting fees, Mr. Bard received 62,857 shares to pay $22,000 in past due consulting fees and Mr. Benedict received 15,000 shares to pay $5,250 in past due consulting fees.

On October 27, 2009, we issued a $120,000, 8% convertible promissory note to Heritage in respect of a working capital loan of $120,000.  The maturity date on this note is April 27, 2011.  This note was convertible into shares of our common stock at $0.40 per share.  In December 2009, Heritage exchanged $15,000 of this note for the acquisition of IRP joint venture units.  The note was satisfied on August 10, 2010 through the issuance of 525,000 shares of our common stock.

In December 2009, Mr. Egide exchanged an 8% convertible promissory note, $40,000 principal amount (the “December 2008 Note”) and the April 2009 Note, totaling $70,000 in principal amount, $4,938 in accrued and unpaid interest and a $62 cash payment, for three IRP joint venture units, which were comprised of an aggregate of $60,000, 8% notes payable that mature on December 31, 2012 (the “First December 2009 Note”) and a $15,000 unsecured investment in the IRP. In September 2010, the First December 2009 Note and $15,000 unsecured investment in the IRP were settled with 300,000 shares of our common stock and $15,000 in cash.

In December 2009, we issued one IRP joint venture unit to Joseph Neglia, a then member of our board of directors, which was comprised of a $20,000, 8% note payable that matures on December 31, 2012 and a $5,000 unsecured investment in the IRP in exchange for $15,000 in cash and an informal commitment to pay the balance due of $10,000.  In January 2010, we received the additional cash.  In September 2010, this note was converted into 100,000 shares of our common stock and $5,000 in cash.

On December 31, 2009, we issued a $20,000, 8% promissory note (the “Second December 2009 Note”), to Mr. Egide in respect of $20,000 of consulting fees owed to Mr. Egide for the period October 1 through December 31, 2009. The maturity date on this note was January 31, 2011.  On August 10, 2010, the Second December 2009 Note and $969 of accrued interest was converted into 104,845 shares of our common stock.

2010

On June 30, 2010, we issued a $50,000, 8% convertible promissory note (the “June 2010 Note”) to Mr. Egide in respect of $50,000 of consulting fees owed to Mr. Egide for the period February 1 through June 30, 2010.  The maturity date on the June 2010 Note was June 30, 2011 and it was convertible into shares of our common stock at $0.20 per share.  On August 10, 2010, the June 2010 Note and $438 of accrued interest were converted into 252,190 shares of our common stock.

On August 10, 2010, we issued 285,000 shares of our common stock at $0.20 per share to our officers in respect of $57,000 in past due consulting fees. Mr. Bard received 180,000 shares to pay $36,000 in past due consulting fees and Mr. Benedict received 105,000 shares to pay $21,000 in past due consulting fees.

On December 31, 2007, we issued a $50,000, 10% convertible promissory note (the “December 2007 Note”), to Mr. Egide in respect of a working capital loan of $50,000. The maturity date on the December 2007 Note was January 31, 2010 and it was convertible into shares of our common stock at $0.20 per share. On August 10, 2010, Mr. Egide converted the December 2007 Note and accrued interest of $13,027 into 315,135 shares of our common stock.

As additional compensation, on August 10, 2010, we granted options to purchase an aggregate of 400,000 shares of our common stock Michael D. Bard (250,000 shares), our then chief financial officer and a member of our board of directors, and Bruce Benedict (150,000 shares), a significant employee, each at an exercise price of $0.20 per share. These options vested immediately and expire on August 10, 2012.

On October 13, 2010, we issued a $15,000, 9% convertible promissory note (the “October 2010 Note”) to Mr. Egide in respect of a working capital loan of $15,000.  The maturity date on the October 2010 Note was October 13, 2011.  The October 2010 Note was settled on December 10, 2010.

On December 7, 2010, in order to acquire BERMASE, we entered into the Contribution Agreement with BERMASE and its members, which at the time were AVON I, AVON II and JAF-NH.  Joel A. Asen, a member of our board of directors, is a manager of JAF-NH, and Robert A. Berman, a director and our non-executive chairman of the board, is the general partner of the sole member of AVON I and the managing member of AVON II.  Simultaneously with the execution of the Contribution Agreement, we issued an Unsecured Promissory Note, due January 2011, in the principal amount of $500,000 to BERMASE, in respect of a $500,000 unsecured loan from BERMASE to us. Upon closing of the Contribution Agreement on December 21, 2010, JAF-NH was entitled to receive 49,671,450 shares of our common stock and each of AVON I and AVON II were entitled to receive 74,507,174 shares of our common stock (which includes shares distributed to JAF-NH, AVON I and AVON II as a distribution-in-kind by BERMASE of 1,200,000 shares previously held by BERMASE and 2,047,836 shares of our common stock into which the 9% senior secured convertible promissory note due September 15, 2011 held by BERMASE was converted).  AVON I subsequently transferred 5,000,000 shares of our common stock to Upper Hudson Holdings, LLC, which transferred such shares to Upper Hudson National Insurance Company, and AVON II made a distribution-in-kind of 30,000,000 shares of our common stock to Mr. Berman, a member of AVON II.

2011

On March 1, 2011, we entered into a non-binding letter of intent with respect to the Proposed Sale by us of RTCN and RTCK to the Acquiror, a stockholder of which is James A. Egide, our founder, former chief executive officer and a current director.  Under the terms of the Proposed Sale, the equity holders of the Acquiror would exchange an aggregate of 9,007,613 shares of our common stock held by them for (i) 100% of the outstanding capital stock of RTCN and RTCK and (ii) $1,000,000 in cash, $200,000 of which would be payable upon the closing of the Proposed Sale and $800,000 of which would be payable in four equal installments on the first business day of each of the first four calendar months following the month in which the closing of the Proposed Sale occurs.  We will require additional financing in order to consummate the Proposed Sale.  There can be no assurance that the Proposed Sale will be consummated on the foregoing terms or at all.

Director Independence

As of March 17, 2011, we have not established our own definition for determining whether our directors and nominees for directors are “independent,” nor have we adopted any other standard of independence employed by any national securities exchange or inter-dealer quotation system.

Item 14.                      Principal Accountant Fees and Services

On September 15, 2010, our board of directors approved the dismissal of Hansen, Barnett & Maxwell, P.C. and the appointment of Friedman LLP to serve as our independent registered public accounting firm. Our independent registered public accounting firm for the year ended December 31, 2010 was Friedman LLP and our independent registered public accounting firm for the year ended December 31, 2009 and a portion for the year ended December 31, 2010 was Hansen, Barnett & Maxwell, P.C.

Audit Fees

Audit fees for 2010 billed by Friedman LLP were $269,000 and for 2010 and 2009 billed by Hansen, Barnett & Maxwell, P.C. were $7,018 and $36,750, respectively, for professional services rendered for the audits of our consolidated financial statements and assistance with review of documents filed with the SEC and, in the case of Hansen, Barnett & Maxwell, P.C., timely reviews of interim financial statements.

Tax Fees

Tax fees for 2010 billed by Friedman LLP were $30,000 related to tax servicves. Hansen, Barnett & Maxwell, P.C. did not bill any tax fees for 2010 or 2009.

Audit-Related Fees

Audit-related fees for 2010 billed by Friedman LLP were zero.  Audit-related fees for 2010 and 2009 billed by Hansen, Barnett & Maxwell, P.C. were zero and $1,365, respectively.  The fees for 2009 billed by Hansen, Barnett & Maxwell, P.C. related to professional services provided for responding to an SEC comment letter.

All Other Fees

There were no other fees billed by Friedman LLP for products and services other than those described above. Hansen, Barnett & Maxwell, P.C. billed $2,985 for 2010 for transition services related to the appointment of Friedman LLP to serve as our independent registered public accounting firm.

Audit Committee Policies and Procedures

As of March 17, 2011, our audit committee is comprised of Joel A. Asen.  We are in the process of reconstituting the committees of our board of directors and in connection with this reconstitution our audit committee will adopt a charter that includes audit committee policies and procedures.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

(a)           Listing of Documents

1.           Consolidated Financial Statements

The following consolidated financial statements of the Company are filed as a part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

The following financial statements of BERMASE LLC are filed as a part of this report:

Report of Independent Registered Public Accounting Firm
Balance Sheet
Statement of Operations and Changes in Members’ Equity
Statement of Cash Flows
Notes to Financial Statements

2.           Financial Statement Schedules

The following consolidated financial statement schedules are filed as part of this report:

None.

3.           Exhibits

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, dated September 30, 2010 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation, dated December 17, 2010 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

3.3	Amended and Restated Bylaws, dated March 1, 2001 (incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed April 3, 2001).
4.1	Form of Stock Certificate (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-SB filed June 4, 2001).
10.1	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed April 3, 2001).
10.2	2010 Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.3	Bendigo Partners LLC Option Agreement under 2010 Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.4	Form of Independent Director Option Agreement under 2010 Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.5
Equity Contribution Agreement, dated as of December 7, 2010, by and among BERMASE LLC, AVON ROAD BERMASE I LLC, AVON ROAD BERMASE II LLC, JAF-NH, LLC and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

10.6	Unsecured Promissory Note Due January 31, 2011 issued to BERMASE LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.7
Consulting Agreement, dated as of December 7, 2010, by and between the Registrant and Bendigo Partners LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

10.8
Registration Rights Agreement, dated as of December 7, 2010, by and among the Registration, AVON ROAD BERMASE I LLC, AVON ROAD BERMASE II LLC, JAF-NH, LLC, Bendigo Partners LLC, The Michigami Family Trust and Ryan Fergus (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

10.9
Agreement for the Transfer of Stock and the Development, Implementation and Operation of a Horse and Dog Racing Hub in Antigua, dated December 31, 2006, among Royal Turf Club of Antigua, Inc., Royal Turf Club, Inc. and Global Financial Solutions Holdings, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 16, 2007).

10.10
Agreement, effective as of January 12, 2011, by and between the Registrant and Ron Charles (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed February 18, 2011).

10.11	Master Services Agreement between Global Pari-Mutuel Services (Guernsey) Limited and Mechanica LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 10, 2011).
10.12
Stock Option Agreement, dated as of March 8, 2011, by and between Global Pari-Mutuel Services, Inc., Global Pari-Mutuel Services (Guernsey) Limited and Mechanica LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 10, 2011).

21	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed February 18, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 18, 2011	Global Pari-Mutuel Services, Inc.

	By:	/s/ R. Jarrett Lilien
		Name:	R. Jarrett Lilien
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. Jarrett Lilien and J. Leslie Whiteford as his true and lawful attorney-in-fact, each acting alone, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities, to sign any and all amendments, including post-effective amendments to this report, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting along, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Signature	Title	Date

By:	/s/ R. Jarrett Lilien	Director and Chief Executive Officer (Principal Executive Officer)	March 18, 2011
R. Jarrett Lilien
By:	/s/ J. Leslie Whiteford	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 18, 2011
J. Leslie Whiteford

By:	/s/ Robert A. Berman	Director and Chairman of the Board	March 18, 2011
Robert A. Berman
By:	/s/ Richard D. Taylor	Director	March 18, 2011
Richard D. Taylor

By:	/s/ Joel A. Asen	Director	March 18, 2011
Joel A. Asen
By:	/s/ Jeffrey P. Camp	Director	March 18, 2011
Jeffrey P. Camp

By:	/s/ James A. Egide	Director	March 18, 2011
James A. Egide

INDEX TO FINANCIAL STATEMENTS

Page

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements for the Years Ended December 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the Years Ended December 31, 2010 and 2009	F-4

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2010 and 2009	F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009	F-6

Notes to Consolidated Financial Statements	F-7

BERMASE LLC

Financial Statements for the Period August 24, 2010 (Date of Inception) to December 21, 2010 (Restated)

Report of Independent Registered Public Accounting Firm	F-27

Balance Sheet as of December 21, 2010	F-28

Statement of Operations and Changes in Members’ Equity for the Period August 24, 2010 to December 21, 2010	F-29

Statement of Cash Flows for the Period August 24, 2010 to December 21, 2010	F-30

Notes to Financial Statements	F-31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Global Pari-Mutuel Services, Inc.

We have audited the accompanying consolidated balance sheets of Global Pari-Mutuel Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Global Pari-Mutuel Services, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has continuing net losses and negative cash flows from operating activities.  In addition, the Company has a commitment to pay Bendigo Partners, LLC an additional $2,750,000 for consulting services through November 30, 2011. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Friedman LLP

New York, New York
February 18, 2011, except for Note 12 as to which the date is March 16, 2011

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

December 31,	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$2,093,884	$103,303
Trade accounts receivable, net of allowance for doubtful accounts of $32,773 and $122,126, respectively	51,387	27,485
Receivable – related party	-	69,716
Receivable – Instant Racing Project investors	-	120,000
Prepaid expenses and other current assets	38,729	18,033
Total current assets	2,184,000	338,537
Property and equipment, net of accumulated depreciation of $11,649 and $7,763, respectively	16,584	20,470
Goodwill	7,271,778	-
Total assets	$9,472,362	$359,007

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$781,906	$242,945
Payable – related party	-	1,000
Track settlements and wagering deposits	310,879	625,949
Notes payable, current portion	-	425,000
Advances – Instant Racing Project investors	-	87,500
Accrued interest payable	-	24,645
Total current liabilities	1,092,785	1,407,039

Long-term notes payable, net of current portion	-	125,000
Total liabilities	1,092,785	1,532,039
Commitments and contingencies
Stockholders’ equity (deficit)
Preferred stock - $0.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock - $0.001 par value; 395,000,000 and 25,000,000 shares authorized; 222,729,316 and 19,405,029 shares issued and outstanding, respectively	222,729	19,405
Additional paid-in capital	22,949,608	10,329,868
Accumulated deficit	(15,202,321)	(12,062,350)
Total Global Pari-Mutuel Services, Inc. stockholders’ equity (deficit)	7,970,016	(1,713,077)
Non-controlling interest	409,561	540,045
Total stockholders’ equity (deficit)	8,379,577	(1,173,032)
Total liabilities and stockholders’ equity (deficit)	$9,472,362	$359,007

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2010	2009
Revenue	$1,284,296	$1,837,615
Cost of revenue	1,016,083	1,492,876
Gross profit	268,213	344,739

Operating expenses
General and administrative expenses	2,023,396	1,367,106
Stock-based compensation expense	978,652	345,855
Research and development	156,910	240,590
Total operating expenses	3,158,958	1,953,551
Loss from operations	(2,890,745)	(1,608,812)
Interest expense	451,281	38,210
Net loss	(3,342,026)	(1,647,022)
Net loss attributable to non-controlling interest	202,055	326,391
Net loss attributable to Global Pari-Mutuel Services, Inc.	$(3,139,971)	$(1,320,631)
Basic and diluted loss per Share	$(0.11)	$(0.07)
Basic and diluted weighted average common shares outstanding	27,437,731	18,551,867

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Global Pari- Mutuel Services, Inc. Total Stockholders’ Equity	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	(Deficit)
Balance at December 31, 2008	18,330,712	$18,331	$9,570,376	$(10,741,719)	$(1,153,012)	$505,936	$(647,076)
Exercise of stock options	50,000	50	17,450	-	17,500	-	17,500
Issuance of common stock to settle accrued interest payable	40,625	41	19,459	-	19,500	-	19,500
Issuance of common stock to settle notes payable	109,375	109	52,391	-	52,500	-	52,500
Issuance of common stock to settle accounts payable and accrued expenses	874,317	874	324,337	-	325,211	-	325,211
Stock-based compensation expense	-	-	345,855	-	345,855	-	345,855
Expenses funded by non-controlling interest	-	-	-	-	-	360,500	360,500
Net loss	-	-	-	(1,320,631)	(1,320,631)	(326,391)	(1,647,022)
Balance at December 31, 2009	19,405,029	$19,405	$10,329,868	$(12,062,350)	$(1,713,077)	$540,045	$(1,173,032)
Issuance of common stock to acquire Bermase LLC	195,437,962	195,438	9,576,460	-	9,771,898	-	9,771,898
Issuance of common stock to settle accrued interest payable	171,325	171	35,093	-	35,264	-	35,264
Issuance of common stock to settle notes payable	4,950,000	4,950	985,050	-	990,000	-	990,000
Issuance of common stock to settle accounts payable and accrued expenses	1,265,000	1,265	324,985	-	326,250	-	326,250
Issuance of common stock	1,500,000	1,500	298,500	-	300,000	-	300,000
Forfeited accrued interest on notes payable	-	-	21,000	-	21,000	-	21,000
Debt discount related to senior secured convertible promissory note	-	-	400,000	-	400,000	-	400,000
Stock-based compensation expense	-	-	978,652	-	978,652	-	978,652
Expenses funded by non-controlling interest	-	-	-	-	-	198,975	198,975
Reclassification of receivable – related party to non-controlling interest	-	-	-	-	-	(127,404)	(127,404)
Net loss	-	-	-	(3,139,971)	(3,139,971)	(202,055)	(3,342,026)
Balance at December 31, 2010	222,729,316	$222,729	$22,949,608	$(15,202,321)	$7,970,016	$409,561	$8,379,577

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(3,342,026)	$(1,647,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Expenses funded by non-controlling interest	198,975	360,500
Reclassification of receivable-related party to non-controlling interest	(127,404)	-
Depreciation	3,886	3,886
Provision for (recovery of) allowance of doubtful accounts	(89,353)	93,404
Stock-based compensation expense	978,652	345,855
Forfeited accrued interest on notes payable	21,000	-
Amortization of debt discount	400,000	-
Change in operating assets and liabilities:
Trade accounts receivable	65,451	(78,490)
Receivable – related party	69,716	(69,716)
Prepaid expenses and other current assets	(20,696)	(10,032)
Accounts payable and accrued expenses	915,211	463,375
Payable – related party	(1,000)	(106,745)
Track settlements and wagering deposits	(315,070)	397,315
Accrued interest payable	10,619	28,336
Net Cash Used in Operating Activities	(1,232,039)	(219,334)
Cash Flows from Investing Activities
Cash and cash equivalents acquired from acquisition of Bermase LLC	2,000,120	-
Net Cash Provided by Investment Activities	2,000,120	-
Cash Flows from Financing Activities
Proceeds from issuance of common stock	300,000	-
Proceeds from (repayment of) advances from Instant Racing Project investors	(87,500)	87,500
Repayment of notes payable	(35,500)	-
Proceeds from exercise of stock options	-	17,500
Proceeds from issuance of notes payable	1,045,500	187,562
Net Cash Provided by Financing Activities	1,222,500	292,562
Net Increase in Cash and Cash Equivalents	1,990,581	73,228
Cash and Cash Equivalents – Beginning of year	103,303	30,075
Cash and Cash Equivalents – End of year	$2,093,884	$103,303

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,129	$20,337

Supplemental Disclosure of Noncash Investing and Financing Activities:
Notes payable issued to settle accounts payable and accrued expenses	$50,000	$50,000
Common stock issued to settle accrued interest payable	$35,264	$19,500
Common stock issued to settle notes payable	$990,000	$52,500
Common stock issued to settle accounts payable and accrued expenses	$326,250	$325,211
Debt discount related to senior secured convertible promissory note	$400,000	$-
Bermase LLC acquisition funded by issuance of common stock	$9,771,898	$-
Note receivable acquired with the acquisition of Bermase LLC	$500,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Organization and Nature of Business – On August 30, 2005, Global Pari-Mutuel Services, Inc. (“Global”) filed a Certificate of Amendment (the “Amendment”) to the Articles of Incorporation of Global with the Secretary of State of the State of Nevada to effect a change in Global’s name from “Orbis Development, Inc.” to “Global Pari-Mutuel Services, Inc.”  The Amendment was approved by the stockholders of Global in accordance with the laws of Nevada.

Global was organized on January 27, 1997 under the laws of the State of Nevada. Global and its subsidiaries (the “Company”) have previously pursued development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, development of a credit card processing services business with a related operation of providing ATM debit card services to online gaming customers. With the exception of licensing pari-mutuel software, Global discontinued, sold or abandoned each of these previous operations.  The Company presently plans to obtain revenue from its pari-mutuel operations in any of the seven following ways:  (1) settlement and reconciliation services for pari-mutuel wagerers, (2) sub-licensing of the Company’s contracts with race tracks to simulcast facilities and physical off-track-betting parlors (“OTBs”), (3) wagering through the Company’s call center at race tracks with whom the Company has contracts, (4) resale and rent of equipment and software required by operations of physical and virtual OTBs, (5) launching of an online internet model that allows international players to place wages on U.S. and international tracks through the Company’s www.rtcsportofkings.com website and the www.trackplayer.com website (the “Global Pari-Mutuel Network”), (6) to operate, through its hub in Antigua, an online pari-mutuel based instant racing and wagering system and (7) through the development of a new product that will allow users to compete, using a system of pari-mutuel wagering, on the relative price movements of various financial instruments.  The Company is currently generating revenue from its pari-mutuel operations in all of its planned operations except those from the operation of an online pari-mutuel based instant racing and wagering system and the development of the new product described above.

Agreement with Global Financial Solutions Holdings, Ltd. (“GFS”) – Effective December 31, 2006, Global’s wholly-owned subsidiary, Royal Turf Club, Inc. (“RTCN”) and Global’s formerly wholly-owned subsidiary, Royal Turf Club, Ltd. – Antigua (“RTCA”) completed an agreement with GFS, an unaffiliated corporation organized under the laws and regulations of the Turks and Caicos Islands to transfer fifty percent of the outstanding common stock of RTCA for the development, implementation and operation of a horse and dog racing hub in Antigua.

Under the terms of the agreement,  (a) RTCA issued to GFS a fifty percent ownership in RTCA’s outstanding common stock, (b) GFS committed to make payments on behalf of RTCA for the purpose of developing, constructing, implementing and operating a central system horse and dog racing hub, (c) RTCN agreed to manage the business of RTCA, and (d) RTCN and GFS, as the sole shareholders of RTCA, and subject to (c) above will make certain agreements regarding the operations and their ownership of RTCA.

For consideration of receiving the RTCA shares, GFS has, as of December 31, 2006, provided the funds necessary for all expenses related to the initial development, which includes license fees, construction and implementation of the Hub Operation aggregating approximately $400,000, and will agree to continue to pay future Hub Implementation and Operational Expenses as described below.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the Hub Operation has been launched and is considered operational, all expenses necessary and related to the ongoing operation and management of the Hub Operation (“Hub Operational Expenses”) are paid out of the funds generated by the activities of the Hub Operation. The Hub Operational Expenses shall include all costs of operating and managing the Hub Operation. If the Hub Operation does not immediately generate sufficient funds to pay for the ongoing Hub Operational Expenses, GFS shall pay the expenses on the same basis and upon the same conditions as Hub Implementation Expenses until such time as the Hub Operation is profitable without reimbursement, or until April 30, 2007, whichever occurs first.

Thereafter, any contributions needed for Hub Operational Expenses shall be paid by the shareholders equally.  If either shareholder fails to make all or a part of any required contribution, at the option of the other shareholder either (i) such other shareholder shall make said payment or (ii) the shareholder failing to make the contribution shall forfeit such portion of its stock in RTCA as is proportionate to the amount of the failure and a figure equal to an overall capitalization of RTCA of twice the aggregate amount paid by GFS for the RTCA Shares (excluding amounts paid by it under this clause).

Establishment of Instant Racing Project Joint Venture – On September 1, 2009, the Company entered into an Instant Racing Web Agreement with Racetech International with a term of seven years (the “Racetech Agreement”) under which (i) the Company obtained a license to operate, through its hub in Antigua, an online pari-mutuel based instant racing and wagering system (the “IR Web System”) and (ii) Racetech International agreed to provide the Company with certain maintenance and support services in connection therewith.  In consideration of the license and services, the Company agreed to pay Racetech International a $10,000 annual fee and 23% of net win from the IR Web System for all IR Web System games.

Instant racing utilizes recorded pari-mutuel events, currently greyhound and thoroughbred races, upon which wagerers place wagers through a terminal that is virtually identical to a self-service wagering terminal.  The machine uses a random number generator to select races from a grouping of stored pari-mutuel races located in a main server.  The wagerer inserts money and makes a selection of potential finishers, just like making a bet on a live race, based upon certain handicapping data that is provided via performance charts.  The wagerer is not provided information concerning the race venue, date of race, name of horse or dog, or the jockey or trainer if applicable.  Once the wagerer submits the wager via the terminal, the race is shown and the result is displayed.  Payouts are determined by the wagers contributed to the pari-mutuel wagering pools.

During December 2009, the Company established a joint venture to finance the Global Instant Racing Project (“IRP”), which is based on a separate agreement between the Company and Racetech, LLC (“RT”), an unrelated third party.  Pursuant to the agreement between the Company and RT, the Company has express authority to enter into this joint venture for purposes of promoting RT’s Instant Racing Project.  Investors of the joint venture as a group agreed to purchase up to twenty project units from the Company at a cost of $25,000 per unit, consisting of $5,000 in unsecured liability and $20,000 in a note payable which bears interest at 8% per annum.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The investors were to receive 25% of the net win and the Company was to receive 75%.  Investors were also to receive 80% of the revenue received by the joint venture until the notes and accrued interest were paid in full.

As of December 31, 2009, the Company had received commitments to purchase 17.5 IRP joint venture project units, for a total of $87,500 in advances and $350,000 in notes payable, of which $120,000 was not received as of December 31, 2009.

On August 10, 2010, the board of directors was authorized to offer the holders of the IRP joint venture notes payable the opportunity to convert their notes into the Company’s common stock at $0.20 per share.  This offer was valid until September 30, 2010.  In September 2010, holders of notes payable totaling $350,000 less an unpaid investment balance of $10,000 converted their notes payable into 1,700,000 shares of the Company’s common stock.  The Company also paid $87,500 in cash to the IRP investors to repay their advances.  On September 30, 2010, the IRP joint venture was terminated and the Company retains all rights to future profits from the IRP.

Going Concern – The Company has an accumulated deficit of $15,202,321 and $12,062,350 at December 31, 2010 and 2009, respectively.  The Company also has net losses attributable to Global of $3,139,971 and $1,320,631 during the years ended December 31, 2010 and 2009, respectively, negative cash flows from operating activities of $1,232,039 and $219,334 during the years ended December 31, 2010 and 2009, respectively, and working capital of $1,091,215 and working capital deficiency of ($1,068,502) at December 31, 2010 and 2009, respectively. In addition, the Company has continuing net losses, negative cash flows from operating activities and a commitment to pay Bendigo Partners, LLC (“Bendigo”) an additional $2,750,000 for consulting services through November 30, 2011.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern depends on its ability to deploy technology for its core businesses that generates sufficient revenue and cash flows to meet its obligations and on its ability to obtain additional financing to fund current operations. Management’s plans include generating income from the Company’s various pari-mutuel licensing and operational programs to permit the Company to generate sufficient cash flows to continue as a going concern and to obtain additional funding through debt or equity financing.  There is no assurance these plans will be realized.

Securities Purchase Agreement – On September 15, 2010, the Company entered into a Securities Purchase Agreement with BERMASE LLC, a Delaware limited liability company (“Bermase”), a private investment company, wherein the Company agreed to issue to Bermase, (1) a 9% senior secured convertible promissory note in the amount of $400,000, convertible into shares of the Company’s common stock at $0.20 per share and due on September 15, 2011 (the “September Note”); (2) a warrant to purchase 7,000,000 shares of the Company’s common stock at exercise prices ranging incrementally from $0.50 to $3.00 (the “Warrant”); and (3) 1,200,000 shares of the Company’s common stock in exchange for $240,000 in cash.  The Company also issued an aggregate of 300,000 shares to other investors for additional aggregate consideration of $60,000.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 21, 2010, the September Note and accrued interest of $9,567 were converted by Bermase into 2,047,836 shares of the Company’s common stock at $0.20 per share and the Warrant was cancelled.

Contribution Agreement with Bermase – On December 7, 2010, the Company entered into an Equity Contribution Agreement (the “Contribution Agreement”) with Bermase and its members, AVON ROAD BERMASE I LLC, a Delaware limited liability company (“Avon I”), AVON ROAD BERMASE II LLC, a Delaware limited liability company (“Avon II”), and JAF-NH, LLC, a Delaware limited liability company (“JAF-NH”), pursuant to which, in exchange for all of the membership interests of Bermase and other consideration, the Company agreed to issue Avon I, Avon II and JAF-NH 195,437,962 shares of its common stock, which is equal to 198,685,798 minus the sum of the 2,047,836 shares of common stock issuable to Bermase upon conversion of the September Note and related accrued interest of $9,567 and 1,200,000 shares of common stock then held by Bermase.  The closing of the Contribution Agreement was subject to customary closing conditions and occurred on December 21, 2010. Following the closing of the Contribution Agreement and the distribution in-kind of the 1,200,000 shares of the Company’s common stock then held by Bermase and the 2,047,836 shares of common stock issued to Bermase upon conversion of the September Note and related accrued interest by Bermase to Avon I, Avon II and JAF-NH and subsequent contributions to their affiliates, including the Company’s director and its non-executive chairman of the board, Avon I, Avon II, JAF-NH and their affiliates, collectively owned approximately 70% of the shares of the Company’s common stock, on a fully-diluted post-transaction basis, which included 60,559,826 shares then subject to outstanding stock options.  In connection with the execution of the Contribution Agreement, the Company issued Bermase an unsecured promissory note, due January 2011, in the principal amount of $500,000, in respect of a $500,000 unsecured loan from Bermase to the Company, made simultaneously with the execution of the Contribution Agreement.  Due to the Company’s acquisition of Bermase, the note was classified as an intercompany loan and eliminated in the Company’s consolidated balance sheet as of December 31, 2010.

Consulting Agreement with Bendigo - On December 7, 2010, the Company also entered into a one-year Consulting Agreement (the “Consulting Agreement”) with Bendigo, pursuant to which Bendigo agreed to provide the Company with the services of R. Jarrett Lilien to serve as the Company’s chief executive officer, J. Leslie Whiteford to serve the Company’s chief financial officer, Richard D. Taylor to serve as the Company’s chief operating officer, Stephen Ferrando to serve as the Company’s chief information officer, and individuals who shall serve as the Company’s chief marketing officer and internal general counsel, for a $250,000 monthly fee through expiration on November 30, 2010. The Consulting Agreement contemplates that upon expiration of its one-year term, Messrs. Lilien, Whiteford, Taylor and Ferrando will enter into employment agreements with the Company.  The Company’s former chief executive officer and chief financial officer resigned with the execution of the Consulting Agreement.

In addition, pursuant to the Consulting Agreement and in further consideration of the services being provided to the Company by Bendigo thereunder as described in the immediately preceding paragraph, the Company granted Bendigo an option to purchase 56,799,828 shares of its common stock.  The option has an exercise price of $1.44 per share and expires on December 6, 2015.  The option vests as to one-third of the shares underlying the option on January 1, 2011, and vests as to one-twelfth of the shares underlying the option on each of April 1, 2011, July 1, 2011, October 1, 2011, November 30, 2011, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013.  Notwithstanding the foregoing, no portion of the option is exercisable prior to June 19, 2011 (see Note 7).

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On the date on which Bendigo’s service to the Company terminates for any reason, then other than as expressly set forth in this paragraph, any unvested portion of the option will terminate and any vested portion of the option will remain vested. If the Company terminates the Consulting Agreement for Cause (as defined below), or if Bendigo terminates the Consulting Agreement other than for Cause, then that portion of the option that is then unvested will be immediately forfeited. If Bendigo terminates the Consulting Agreement for Cause, then the unvested portion of the option will not be forfeited and will continue to vest in accordance with its vesting schedule.  If the Company terminates the Consulting Agreement other than for Cause, then the entire option will become fully vested and exercisable in full.  If each of Messrs. Lilien, Whiteford, Taylor and Ferrando does not execute an employment agreement with the Company upon expiration of the Consulting Agreement on November 30, 2011, then that portion of the option that is then unvested will be immediately forfeited; provided, however, that in the event that the failure of each of Messrs. Lilien, Whiteford, Taylor and Ferrando to execute an employment agreement with the Company is due to the Company’s failure to offer them compensation and other material terms of employment offered by similarly situated companies to executive officers with positions held by them, then the unvested portion of the option will not be forfeited and will continue to vest in accordance with its vesting schedule. For purposes this paragraph, “Cause” means a material breach of a provision of the Consulting Agreement by the other party thereto that entitles the applicable party to terminate the Consulting Agreement pursuant to the provisions of the Consulting Agreement.

In the event of a change in control (as defined in the Company’s 2010 Nonqualified Stock Option Plan), the option will become fully vested and exercisable and Bendigo will be afforded an opportunity to exercise its option immediately prior to the occurrence of the change in control.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements.  These same estimates may affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual amounts and results could differ from those estimates.

Principles of Consolidation – The accompanying consolidated financial statements include the accounts and transactions of Global and its subsidiaries, RTCA, RTCN, Royal Turf Club, Ltd. – St. Kitts (“RTCK”) and Bermase.  All significant intercompany transactions have been eliminated in consolidation.

Non-controlling Interest – GAAP requires that non-controlling interests in consolidated entities be reported in the equity section of a company's balance sheet and changes the manner in which the net income of the consolidated entities is reported and disclosed in the controlling company's income statement.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fair Value of Financial Instruments – The carrying amounts reported in the balance sheets for current assets and current liabilities approximate fair value due to their short-term nature. The carrying amounts reported for long-term debt approximate fair value because the underlying instruments bear interest rates which approximate current market rates for obligations with similar terms.

Cash and Cash Equivalents – The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash balances in U.S. banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Trade Accounts Receivable – Accounts receivable are stated at the amount the Company expects to collect.  The Company regularly reviews its accounts receivable and makes provisions for potentially uncollectible balances.  Uncollectible balances are written off against the allowance after extensive efforts of collection and when balances are deemed uncollectible.  Recoveries of trade receivables previously written off are recorded when cash is received.  A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the Company within its normal terms.

Property and Equipment – Property and equipment is stated at cost less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the asset, which range from six to ten years.

Maintenance and repairs of equipment are charged to operations and major improvements are capitalized.  Upon retirement, sale, or other disposition of equipment, the cost and accumulated depreciation are eliminated from the accounts and gain or loss is included in operations.

Impairment of Long-lived Assets – The Company periodically reviews the carrying value of its long-lived assets in relation to historical results, as well as management's best estimate of future trends, events and overall business climate.  If such reviews indicate that the carrying value of such assets may not be recoverable, the Company will then estimate the future cash flows generated by such assets (undiscounted and without interest charges). If such future cash flows are insufficient to recover the carrying amount of the assets, then impairment is triggered and the carrying value of any impaired assets would then be reduced to fair value.

Impairment of Intangibles – The Company reviews intangible assets for impairment annually or more frequently if impairment indicators arise. Impairment, if any, would be determined based on an implied fair value model for determining the carrying value of the intangible asset. The impairment test is a two-step process.  The first step requires comparing the fair value of each reporting unit to its net book value.  The Company uses management estimates of undiscounted future cash flows to perform the first step of the intangible asset impairment test. Estimates made by management include assumptions about future conditions such as future revenues, gross margins and operating expenses.  The second step is only performed if impairment is indicated after the first step is performed, as it involves measuring the actual impairment based on discounting future cash flows.  Impairment losses would be recognized to the extent the carrying values of intangible assets are less than their fair values.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations – The Company accounts for business combinations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (guidance formerly reflected in Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations”) (“Topic 805”).  Topic 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree.  Topic 805 also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.

Track Settlements and Wagering Deposits – Track settlements and wagering deposits consist of amounts due to customers and/or tracks based on the outcome of bets placed.  In the case of settlement and reconciliation contracts, the Company records the liability when money is received from the payer and decreases the liability when the settlement is paid out to the payee. Under customer contracts wherein the customer agrees to pay the Company for access to pari-mutuel wagering pools with pari-mutuel tracks that the Company has contracts with, the Company records the liability when the outcome of bets placed are known and decreases the liability when the settlement is paid out to the tracks.

Revenue Recognition – Revenue from the Company’s various pari-mutuel operations is recognized when persuasive evidence of a contract arrangement exists, the fee is fixed or determinable and collectability is probable.  The Company earns and records commissions on wagers placed with tracks for customers as revenue when the wagers are settled, typically the same day as the wager, based upon associated track contracts. The Company earns and records fees from settlement and reconciliation services as revenue after the services have been provided, based upon its contracts for settlement and reconciliation services. The Company earns and records fixed fees from its resale and rental of equipment and software to physical and virtual OTBs when the equipment or the software has been delivered and fully installed at the OTB site, based upon its contracts for the resale and rental of equipment and software.

Research and Development – The Company incurred research and development costs of $156,910 and $240,590 during the years ended December 2010 and 2009, respectively, all of which were expensed.  The research and development costs were incurred for the development of software to be used in RTCA’s hub operations in Antigua.

Stock-Based Compensation – The cost of all share-based awards to employees, including grants of employee stock options and restricted stock, is recognized in the financial statements based on the fair value of the awards at grant date.  The fair value of stock option awards is determined using the Black-Scholes valuation model on the date of grant.  The fair value of restricted stock awards is equal to the market price of the Company’s common stock on the date of grant. The fair value of share-based awards is recognized as stock-based compensation expense on a straight-line basis over the requisite service period from the date of grant.

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

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basic and Diluted Loss Per Common Share – Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding. As of December 31, 2010 and 2009 there were 60,559,826 and 2,525,000 potentially issuable common shares, respectively, from stock options and at December 31, 2009, 373,611 potentially issuable common shares from convertible notes payable.  These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements – The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its consolidated financial position, results of operations, or cash flows.

NOTE 3 – ACQUISITION OF BERMASE

On December 7, 2010, the Company entered into the Contribution Agreement with Bermase and its members, Avon I, Avon II, and JAF-NH, pursuant to which, in exchange for all of the membership interests of Bermase and other consideration, the Company agreed to issue Avon I, Avon II and JAF-NH 195,437,962 shares of its common stock, which is equal to 198,685,798 minus 2,047,836 shares of common stock issuable to Bermase upon conversion of the September Note and related accrued interest of $9,567 and 1,200,000 shares of common stock then held by Bermase. Management obtained an independent valuation because the Company’s common stock is thinly traded on the Pink Sheets, which is neither a stock exchange nor a self-regulatory organization and is not regulated by either the Securities and Exchange Commission or the Financial Industry Regulatory Authority.  Pursuant to the valuation, the shares were valued at $0.05 per share. The closing of the Contribution Agreement was subject to customary closing conditions and closed on December 21, 2010.

The calculation of the purchase price and the allocation is as follows:

Purchase price allocation:
Fair value of 195,437,962 Global shares issued at $0.05 per share and total purchase price	$9,771,898

Fair value of Bermase assets acquired:
Cash and cash equivalents	$2,000,120
Promissory note	500,000
Goodwill	7,271,778
Total assets acquired	$9,771,898

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of:

December 31,	2010	2009
Equipment	$23,233	$23,233
Software	5,000	5,000
	28,233	28,233
Less: Accumulated depreciation	11,649	7,763
	$16,584	$20,470

Depreciation expense was $3,886 for each of the years ended December 31, 2010 and 2009, respectively.

NOTE 5 – NOTES PAYABLE AND ADVANCES FROM INSTANT RACING PROJECT INVESTORS

Notes payable and advances from IRP investors consist of:

December 31	2010	2009
8% note payable convertible at $0.40 per share of common stock to a stockholder, due April 2011	$-	$105,000
8% note payable convertible at $0.90 per share of common stock to a stockholder, due March 2010	-	25,000
8% note payable to a related party, due March 2011	-	20,000
8% IRP notes payable to related parties, due December 2012	-	220,000
8% IRP notes payable to stockholders, due December 2012	-	130,000
10% notes payable convertible at $0.60 per share of common stock to a related party, due January 2010	-	50,000
Total notes payable	-	550,000
Less: current portion	-	425,000
Long-Term Notes Payable	$-	$125,000

IRP Joint Venture Notes and Advances – On June 24, 2008, the Company issued a $30,000, 10% convertible promissory note to a stockholder to settle accounts payable and accrued expenses of $30,000.  The maturity date on this note was January 31, 2010 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  On December 24, 2008, the Company issued a $20,000, 8% convertible promissory note to the same stockholder to repay $20,000 in cash advances. The maturity date on this note was June 30, 2010 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  In December 2009, the stockholder exchanged both of these notes for two IRP joint venture units, which were comprised of an aggregate of $40,000, 8% notes payable that were to mature on December 31, 2012 and a $10,000 unsecured investment in the IRP.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 8, 2008, the Company issued a $35,000, 10% convertible promissory note to a stockholder in exchange for $35,000 in cash.  This note was convertible into shares of the Company’s common stock at $1.00 per share with a maturity date of January 31, 2010. In December 2009, the stockholder exchanged this $35,000 note and $15,000 from an $120,000 convertible note issued in October 2009 with a maturity date of April 27, 2011, for two IRP joint venture units, which were comprised of an aggregate of $40,000, 8% notes payable that were to mature on December 31, 2012 and a $10,000 unsecured investment in the IRP.

On December 24, 2008, the Company issued a $40,000, 8% convertible promissory note to its former Chairman and Chief Executive Officer (“CEO”) to repay $40,000 in expenses. The maturity date on this note was June 30, 2010 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  In April 2009, the Company issued a $30,000, 8% convertible promissory note to its former Chairman and CEO to satisfy $30,000 in consulting fees due to him.  The maturity date on this note was April 20, 2010 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  In December 2009, the former Chairman and CEO exchanged both these notes totaling $70,000, $4,938 in accrued interest on these notes and a $62 cash payment for three IRP joint venture units, which were comprised of an aggregate of $60,000, 8% notes payable that were to mature on December 31, 2012 and a $15,000 unsecured investment in the IRP.

In March 2009, the Company issued a $25,000, 8% promissory note to a stockholder in exchange for $25,000 in cash.  The maturity date on this note was December 12, 2009 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  In December 2009, such stockholder exchanged this note for one IRP joint venture unit, which was comprised of a $20,000, 8% note payable that was to mature on December 31, 2012 and a $5,000 unsecure investment in the IRP.

In April 2009, the Company issued a $20,000, 8% convertible promissory note to a director in exchange for $20,000 in cash.  The maturity date on this note was March 31, 2010 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  In December 2009, the director exchanged this note and $5,000 in cash for one IRP joint venture unit, which was comprised of a $20,000, 8% note payable that was to mature on December 31, 2012 and a $5,000 unsecured investment in the IRP.

In December 2009, the Company issued 150,000 shares of the Company’s common stock to satisfy $52,500 of the $65,000 owed on the 10% demand notes due to a stockholder and to settle the related accrued interest payable of $19,500.  In December 2009, such stockholder exchanged the remaining $12,500 due on these notes together with an agreement to pay $12,500 in cash for one IRP joint venture unit, which was comprised of a $20,000, 8% note payable that was to mature on December 31, 2012 and a $5,000 unsecured investment in the IRP.  The $12,500 due from such stockholder was received in February 2010.

In December 2009, a director was issued one IRP joint venture unit, which was comprised of a $20,000, 8% note payable that was to mature on December 31, 2012 and a $5,000 unsecured investment in the IRP in exchange for $15,000 in cash and an informal commitment to pay the balance due of $10,000.  In January 2010, the additional cash was received by the Company.

In December 2009, the Company issued 6.5 IRP joint venture units to certain stockholders of the Company comprised of an aggregate of $130,000, 8% notes payable that were to mature on December 31, 2012 and a $32,500 unsecured investment in the IRP in exchange for $65,000 in cash and informal commitments to pay the balance due of $97,500.  As of August 10, 2010, the Company received $87,500 of the balance due.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009, $120,000 was due from the IRP investors for their investments in the IRP joint venture units and through August 10, 2010, the Company received $110,000 of the $120,000 due.

On August 10, 2010, the board of directors was authorized to offer the holders of the IRP joint venture notes payable, the opportunity to convert their notes into the Company’s common stock at $0.20 per share.  This offer was valid until September 30, 2010.  In September 2010, holders of notes payable totaling $350,000 less an unpaid investment balance of $10,000 converted their notes payable into 1,700,000 shares of the Company’s common stock and the Company reclassified the related forfeited accrued interest on the IRP joint venture notes payable of $21,000 to additional paid-in capital.  The Company also paid $87,500 in cash to the IRP investors to repay their advances.  On September 30, 2010, the IRP joint venture was terminated and the Company retains all rights to future profits from the IRP. The IRP joint venture notes payable and advances from the IRP investors were classified as current liabilities as of December 31, 2009 due to the redemption of the notes and advances and termination of the IRP joint venture.

Promissory Notes – On December 31, 2007, the Company issued a $50,000, 10% convertible promissory note to its former Chairman and CEO to repay $50,000 in cash advances. The maturity date on this note was January 31, 2010 and the note was convertible into shares of the Company’s common stock at $0.60 per share.  The note and the accrued interest were satisfied in August 2010 through the issuance of the Company’s common stock.

On April 1, 2009, the Company issued a $25,000, 8% convertible promissory note to a stockholder in exchange for cash.  The maturity date on this note was March 31, 2010 and the note was convertible into shares of the Company’s common stock at $0.90 per share.  The note together with accrued interest was satisfied in August 2010 through the issuance of the Company’s common stock.

On October 27, 2009, the Company issued a $120,000, 8% convertible promissory note to a stockholder in exchange for $100,000 in cash and prepaid interest of $20,000.  The maturity date on this note is April 27, 2011.  This note was convertible into shares of the Company’s common stock at $0.40 per share.  In December 2009 the stockholder exchanged $15,000 of this note for the acquisition of IRP joint venture units (see IRP joint venture notes above).  At December 31, 2009, the remaining balance of the prepaid interest was $16,533.  The note was satisfied in August 2010 through the issuance of the Company’s common stock.

On December 31, 2009, the Company issued a $20,000, 8% promissory note to its former Chairman and CEO to satisfy $20,000 in consulting fees due to him. The maturity date on this note was January 31, 2011.  The note and the accrued interest were satisfied in August 2010 through the issuance of the Company’s common stock.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 27, 2010, the Company issued a $10,500 promissory note in exchange for $10,000 in cash proceeds and $500 in prepaid interest.  The maturity date on this note was August 27, 2010.  This note was paid in full on September 15, 2010.

On June 30, 2010, the Company issued a $50,000, 8% convertible promissory note to a related party of its former Chairman and CEO to satisfy $50,000 of consulting fees payable to him for the period February 1 through June 30, 2010.  The maturity date on the note was June 30, 2011 and it was convertible into shares of our common stock at $0.20 per share.  The note and the accrued interest were satisfied in August 2010 through the issuance of the Company’s common stock.

On August 10, 2010, the Company issued 1,373,489 shares of its common stock at $0.20 per share, to settle $250,000 of notes payable and accrued interest of $25,698. A summary of such notes payable is listed below.

13% note payable convertible at $0.40 per share of common stock to a stockholder, due April 2011	$105,000
8% note payable convertible at $0.90 per share of common stock to a stockholder, due March 2010	25,000
8% note payable to a related party, due January 2011	20,000
8% notes payable convertible at $0.20 per share of common stock to a related party, due June 2011	50,000
10% notes payable convertible at $0.60 per share of common stock to a related party, due January 2010	50,000

On October 13, 2010, the Company issued a $15,000, 9% promissory note to its former Chairman and CEO in exchange for $15,000 in cash proceeds.  The maturity date on this note was October 13, 2011.  This note was settled in full with a cash payment of $15,000 on December 10, 2010.

On October 13, 2010, the Company issued a $10,000, 9% promissory note to a stockholder in exchange for $10,000 in cash proceeds.  The maturity date on this note was October 13, 2011.  This note was settled in full with a cash payment of $10,000 on December 10, 2010.

Senior Secured Convertible Promissory Note – On September 15, 2010, the Company entered into a Securities Purchase Agreement with Bermase, wherein the Company agreed to issue to Bermase, (1) the September Note; (2) the Warrant; and (3) 1,200,000 shares of the Company’s common stock in exchange for $240,000 in cash.  The Company also issued an aggregate of 300,000 common shares to other investors for additional aggregate consideration of $60,000. On December 21, 2010, the Convertible Note and accrued interest of $9,567 were converted by Bermase into 2,047,836 shares of the Company’s common stock at $0.20 per share and the warrant was cancelled.

The Company valued the Warrant at $4,115,000 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the Convertible Note issued under FASB ASC 470-20, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” using the intrinsic value in the Convertible Note adjusted for amounts allocated to the Warrant valuation. The intrinsic value of the Convertible Note amounted to $1,200,000 based on the fair market value of common stock on the date of issuance.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Since the combined value of the Warrant of $4,115,000 plus the intrinsic value of the Convertible Note of $1,200,000 exceeds the fair value of the aggregate proceeds received from the sale of the Convertible Note and Warrant, the Company is limited to the amount of the proceeds when recording the beneficial conversion feature as debt discount.  Using a pro rata contribution, the Company allocated the proceeds first to the Warrant valuation in the amount of $309,690 and the remainder of $90,310 to the beneficial conversion feature.  The Company fully amortized the note discount of $400,000 during the year ended December 31, 2010 since the September Note was immediately convertible and was converted on December 21, 2010.

Accrued Interest – Accrued interest on the above notes payable at December 31, 2010 and 2009 was $0 and $24,645, respectively.  Interest expense during the years then ended December 31, 2010 and 2009 was calculated as follows:

	Years Ended December 31,
	2010	2009
Amortization of debt discount	$400,000	$-
Interest expense related to notes payable	51,281	38,210
Total Interest Expense	$451,281	$38,210

NOTE 6 – RELATED PARTY TRANSACTIONS

At December 31, 2010, GFS, the non-controlling interest in the Company’s Antigua operations, owed the Company $127,404, which was reclassified to non-controlling interest due to the uncertainty of collectability. At December 31, 2009, GFS owed the Company $69,716.  The amount was due on demand, bore no interest, and was classified as a receivable from a related party.

During the years ended December 31, 2010 and 2009, GFS funded $198,975 and $360,500, respectively, for its share of the operational costs of the hub operation.

At December 31, 2009, the Company owed an officer and director $1,000 for advances to the Company for operational expenses.  The amount was due on demand, bore no interest, and was classified as a payable to related parties.

NOTE 7 – STOCK OPTIONS

2010 Non-Qualified Stock Option Plan – On December 6, 2010, the Board of Directors approved for submission to vote by the Company’s stockholders, the 2010 Non-Qualified Stock Option Plan (the “2010 Plan”).  The Company’s stockholders approved the 2010 Plan as of December 17, 2010.  Under the terms of the 2010 Plan, the Company reserved 58,219,900 shares of common stock for non-qualified stock options to be issued during the 2010 Plan’s ten-year term.  Directors, officers, consultants, advisors or other independent contractors who provide services to the Company or its subsidiaries are eligible to participate in the 2010 Plan.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Non-Qualified Options – On August 13, 2010, the Company issued 550,000 options to various employees and consultants at an exercise price of $0.20 per share.  All of these options vested immediately and expire in August 2012, if unexercised.

In further consideration of the services provided by Bendigo to the Company pursuant to the Consulting Agreement, on December 7, 2010, the Company granted Bendigo an option to purchase 56,799,828 shares of its common stock, which has an exercise price of $1.44 per share and expires on December 6, 2015 (the “Bendigo Option”). The closing price of a share of the Company’s common stock on December 7, 2010 of $1.25 was lower than the per share exercise price of $1.44 of the Bendigo Option on the date of grant.  The grant was subject to stockholder approval of the 2010 Plan and an increase in the number of shares of the Company’s authorized common stock to 395,000,000. Stockholder approval was obtained on December 17, 2010 (see Note 8). One third of the Bendigo Option vests on January 1, 2011, and one-twelfth of the Bendigo Option vests on each of April 1, 2011, July 1, 2011, October 1, 2011, November 30, 2011, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013.  Notwithstanding the foregoing, no portion of the Bendigo Option is exercisable prior to June 19, 2011 (180 days following the closing of the Bermase transaction) (see Note 1).

On December 7, 2010, the Company also granted to a director an option to purchase 709,998 shares of its common stock, which has an exercise price of $1.44 per share and expires on December 6, 2015 (the “Director Option”).  The grant was subject to stockholder approval of the 2010 Plan and an increase in the number of shares of the Company’s authorized common stock to 395,000,000. Stockholder approval was obtained on December 17, 2010 (see Note 8). One third of the Director option vests on January 1, 2011, and one-twelfth of the Director option vests on each of April 1, 2011, July 1, 2011, October 1, 2011, November 30, 2011, April 1, 2012, July 1, 2012, October 1, 2012 and January 1, 2013.  Notwithstanding the foregoing, no portion of the Director Option is exercisable prior to June 19, 2011 (180 days following the closing of the Bermase transaction).

The Company used the Black-Scholes option pricing model to value the Bendigo Option and Director Option. Management obtained an independent valuation because the Company’s common stock is thinly traded on the Pink Sheets, which is neither a stock exchange nor a self-regulatory organization and is not regulated by either the Securities and Exchange Commission or the Financial Industry Regulatory Authority.  Pursuant to the valuation, the shares of the Company’s common stock were valued at $0.05 per share.  In addition, the Company used the  following weighted-average assumptions in the valuation of the Bendigo Option and Director Option:

Expected cash dividend yield	-
Expected stock price volatility	223.13%
Risk-free interest rate	0.87%
Expected life of options	3.5 years

The Company issued 575,000 options to various employees and consultants at exercise prices ranging from $0.75 to $1.00 during the year ended December 31, 2009.  All these options vested immediately, 25,000 of these options expired in March 2010 and the remaining 550,000 options expire in May 2012, if unexercised.  During the year ended December 31, 2009, options to purchase 50,000 shares of the Company’s common stock at $0.35 per share were exercised for $17,500 in cash.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Qualified Options – During September 2000, the Board of Directors approved for submission to vote by the Company’s stockholders, the 2000 Stock Option Plan (the “Plan”).  The Company’s stockholders approved the Plan as of March 31, 2001.  Under the terms of the Plan, the Company reserved 750,000 shares of common stock for option grants to be issued during a period of up to ten years.  Directors, officers and key employees are eligible to participate in the Plan.  On December 21, 2006, an unanimous written consent of stockholders was completed wherein, the majority of the stockholders of the Company agreed to modify the Plan by increasing the number of options available for the purchase of common shares of the Company by 1,000,000 to 1,750,000.  At December 31, 2010, 1,049,500 options to purchase common shares of the Company are available for issuance under the Plan.  The Company did not grant any options for the purchase of common stock under the Plan during the years ended December 31, 2010 and 2009.

Stock-based Compensation – Stock-based compensation expense related to stock options was $978,652 and $345,855 for the years ended December 31, 2010 and 2009, respectively.

The Company uses the Black-Scholes option pricing model to value its stock options.  The following are the weighted-average assumptions used for options granted, including the Bendigo Option and Director Option, during the years ended December 31, 2010 and 2009, respectively:

	Years Ended December 31,
	2010	2009
Expected cash dividend yield	-	-
Expected stock price volatility	224.67%	91.97%
Risk-free interest rate	0.86%	0.7%
Expected life of options	3.48 years	1.46 years

The expected life of stock options is calculated using the simplified method allowed under GAAP as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate the expected term. The expected volatility is based on the historical price volatility of the Company’s common stock. The risk-free interest rate represents the U.S. Treasury bill rate for the expected life of the related stock options. The dividend yield represents the Company’s anticipated cash dividend over the expected life of its stock options.

As of December 31, 2010, approximately $1,443,000 of unrecognized compensation cost related to stock options will be recognized over a weighted average period of approximately 1.1 years.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Option Activity – A summary of stock option activity for the years ended December 31, 2010 and 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options outstanding at December 31, 2008	2,000,000	$0.52	8.17 years	$1,035,000
Granted	575,000	$0.76
Exercised	(50,000)	$0.35
Options outstanding at December 31, 2009	2,525,000	$0.58	6.07 years	$784,000
Granted	58,059,826	$1.43
Expired	(25,000)	$1.00
Options outstanding at December 31, 2010	60,559,826	$1.39	4.91 years	$-
Options exercisable at December 31, 2010	3,050,000	$0.51	4.50 years	$-

The year-end intrinsic value above is based on the Company’s December 31, 2010 independent valuation share price of $0.05.

NOTE 8 – COMMON STOCK

Authorized Shares – During September 2010, the Company received consent from stockholders holding a majority of the Company’s outstanding shares to increase the total number of authorized common shares to 40,000,000 from 25,000,000.  In December 2010, the Company received another consent from stockholders holding a majority of the Company’s outstanding shares for a further increase in the total number of authorized common shares to 395,000,000 from 40,000,000.

Common Stock Issuances – On February 19, 2010, the Company issued 25,000 shares of its common stock, valued at $0.45 per share, to settle accounts payable of $11,250.

On February 19, 2010, the Company issued 225,000 shares of its common stock, valued at $0.45 per share for consulting services related to increasing awareness of the Company’s stock of $101,250.  The consultant was unable to fulfill its obligation under this agreement and returned the 225,000 shares of common stock on August 10, 2010.

On July 23, 2010, the Company issued 600,000 shares of its common stock at $0.20 per share for consulting services related to obtaining potential working capital.

On July 23, 2010, the Company issued 225,000 shares of its common stock at $0.20 per share to settle accounts payable.  On August 10, 2010, the Company issued 415,000 shares of its common stock at $0.20 per share to settle accounts payable and accrued expenses related to consulting fees and wages.

On August 10, 2010, holders of notes payable totaling $250,000 and related accrued interest of $25,698, exchanged their notes for 1,373,489 shares of the Company’s common stock at a price of $0.20 per share (see Note 5).

In September 2010, holders of the IRP joint venture notes payable totaling $350,000 less an unpaid investment balance of $10,000 converted their notes payable to 1,700,000 shares of the Company’s common stock (see Notes 1 and 5).

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 15, 2010, the Company entered into a Securities Purchase Agreement with Bermase and issued to Bermase 1,200,000 shares of the Company’s common stock in exchange for cash proceeds of $240,000.  The Company also issued an aggregate of 300,000 shares to other investors for additional aggregate consideration of $60,000 (see Notes 1 and 5).

On December 7, 2010, the Company entered into the Contribution Agreement with Bermase and its members, Avon I, Avon II, and JAF-NH, pursuant to which, in exchange for all of the membership interests of Bermase and other consideration, the Company agreed to issue to Avon I, Avon II and JAF-NH 195,437,962 shares of its common stock, which is equal to 198,685,798 minus the sum of the 2,047,836 shares of common stock issuable to Bermase upon conversion of the September Note and related accrued interest of $9,567 and 1,200,000 shares of common stock then held by Bermase.  The closing of the Contribution Agreement was subject to customary closing conditions and occurred on December 21, 2010.

On September 30, 2009, the Company issued 794,317 shares of its common stock, valued at $0.35 per share to settle accounts payable and accrued expenses related to payroll and other expenses of the Company.

On November 2, 2009, the Company issued 80,000 shares of its common stock, valued at $0.59 per share to settle accounts payable and accrued expenses related to consulting services.

On December 21, 2009, the Company issued 50,000 shares of its common stock at $0.35 per share for the exercise of stock options in exchange for cash proceeds of $17,500.

On December 22, 2009, the Company issued 150,000 shares of its common stock, valued at $0.48 per share to settle notes payable of $52,500 and accrued interest of $19,500.

NOTE 9 – INCOME TAXES

The components of the net deferred tax asset are as follows:

For the Years Ended December 31,	2010	2009
Net operating loss carry forwards	$2,856,144	$2,234,278
Impairment of investment in securities	415,140	415,140
Stock-based compensation	753,253	420,512
Allowance for doubtful accounts	11,143	41,523
Total Deferred Tax Assets	4,035,680	3,111,453
Valuation allowance	(4,035,680)	(3,111,453)
Net Deferred Tax Assets	$-	$-

The Company has net operating loss carry forwards totaling approximately $8,400,000 at December 31, 2010 that will expire, if unused, in various years beginning 2012 through 2030.  The acquisition of Bermase in December 2010 may not permit the Company to use the entire amount of its net operating losses due to a change in control of the Company within the meaning of the tax laws.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There was no provision for or benefit from income taxes from continuing operations during any period presented.  The following is a reconciliation of the amount of tax benefit that would result from applying the federal statutory rate to the loss from continuing operations with the provision for income tax:

For the Years Ended December 31,	2010	2009
Tax benefit at statutory rate of 34%	$(1,067,590)	$(449,015)
Permanent items	143,363	106,545
Change in valuation allowance	924,227	342,470
Provision for Income Taxes	$-	$-

The Company files tax returns in the U.S. federal jurisdiction.  All federal tax filings for the Company as of December 31, 2009 (2009 tax year) have been filed.  The Company is subject to U.S. federal income tax examinations by tax authorities for years after 2006.  As of December 31, 2010, the Company does not have any uncertain tax positions.  As a result, there are no unrecognized tax benefits as of December 31, 2010.  If the Company was to incur any interest and penalties in connection with income tax deficiencies, the Company would classify interest in the “interest expense” category and classify penalties in the “noninterest expense” category within the consolidated statements of operations.

NOTE 10 – SETTLEMENT WITH SOL MUTUEL, LTD.

In the fall of 2007, the Company modified its original contract with a significant customer, Sol Mutuel, Ltd. (“Sol Mutuel”), pursuant to which modification, the Company agreed to a 25% reduction in fees in exchange for the Company being the exclusive provider of settlement and reconciliation services for Sol Mutuel.  In late 2008, the Company discovered that Sol Mutuel was not granting the Company exclusive rights to provide settlement and reconciliation services for Sol Mutuel.  Therefore, in May 2009, the Company exercised its rights under the original agreement with Sol Mutuel and provided Sol Mutuel with a 90 day notice of termination of the contract.

On July 7, 2009, in connection with the Company’s termination of its contract with Sol Mutuel, the Company and Sol Mutuel entered into a settlement agreement.  Pursuant to the settlement agreement, the Company and Sol Mutuel agreed that the Company would (i) release to Sol Mutuel $151,842 out of $211,842 in funds previously collected by the Company on Sol Mutuel’s behalf and (ii) retain the remaining $60,000 out of the $211,842 in funds previously collected by the Company on Sol Mutuel’s behalf as additional fees.  In addition, pursuant to the settlement agreement, the Company was required to pay Sol Mutuel $30,000 in July 2009, $40,000 on August 1, 2009, $40,000 on September 1, 2009 and $41,842 on October 1, 2009.  As of December 31, 2009, the Company had paid $115,000 out of the required $151,842 toward the settlement and, in January 2010, the Company paid the balance of $36,842, which was included in track settlements and wagering deposits in the Company’s consolidated balance sheet as of December 31, 2009.  The Company recognized the $60,000 of additional fees retained by it as revenue during 2010, after the Company had fulfilled all of its obligations under the settlement agreement.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 – CONCENTRATIONS

During the year ended December 31, 2010, contracts with one customer, Promotora Latinamericana de Entretenimiento, S.A. de C.V. (“PLE”), accounted for 76% of total revenues.  During the year ended December 31, 2009, contracts with three customers, PLE, Internacional de Entretenimiento y Apuesta Deportivas S.A. de C.V. (“UNO”), and Cia Operadora Megasports S.A. de C.V. (“Megasports”), accounted for 39%, 18% and 12% , respectively, of total revenues.

PLE represented approximately 95% of the Company’s total outstanding accounts receivable as of December 31, 2010.  Two debtors, PLE and ISI - Maritime/Islands, Ltd., represented approximately 61% and 27%, respectively, of the Company’s total outstanding accounts receivable as of December 31, 2009.

NOTE 12 – SUBSEQUENT EVENTS

On February 9, 2011, the Company formed a new wholly-owned subsidiary, Global Pari-Mutuel Services (Guernsey) Limited, a company incorporated in Guernsey (“Global Guernsey”).

On February 9, 2011, Global Guernsey entered into a three-year agreement with AmTote International Inc. (“AmTote”), pursuant to which AmTote agreed to provide Global Guernsey with a license to use its AmTote pari-mutuel totalisator Spectrum® software and certain maintenance services related thereto.  Global Guernsey agreed to pay AmTote a license fee to be calculated on an annual basis for each twelve-month period commencing on the earlier to occur of the date on which Global Guernsey’s business platform goes “live” and August 9, 2011, which fee will be based upon the total amount of wagers processed using the software, with a minimum monthly fee of $12,000.

On February 15, 2011, the Company filed a patent application with the United States Patent and Trademark Office relating to online games as well as the systems and corresponding methods that allow users to compete against each other in one or more games involving various financial instruments.

On March 1, 2011, the Company entered into a non-binding letter of intent with respect to the proposed sale (the “Proposed Sale”) by it of RTCN and RTCK to a group led by the Company’s founder, former chief executive officer and a current director (the “Acquiror”).  Under the terms of the Proposed Sale, the equity holders of the Acquiror would exchange an aggregate of 9,007,613 shares of the Company’s common stock held by them for (i) 100% of the outstanding capital stock of RTCN and RTCK and (ii) $1,000,000 in cash, $200,000 of which would be payable upon the closing of the Proposed Sale and $800,000 of which would be payable in four equal installments on the first business day of each of the first four calendar months following the month in which the closing of the Proposed Sale occurs.  The Company will require additional financing in order to consummate the Proposed Sale.

The Company is also planning to change its state of incorporation from Nevada to Delaware and to move from a calendar year-end based fiscal year, to a fiscal year ending September 30, beginning in 2011.

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 1, 2011, the Company issued 40,000 shares of its common stock to a law firm in respect of $100,000 of legal fees owed to such law firm.

On March 8, 2011, Global Guernsey entered into a master services agreement with Mechanica, LLC (“Mechanica”), pursuant to which Global Guernsey engaged and appointed Mechanica to develop, produce and execute certain advertising and marketing materials and programs (the “Services Agreement”). The Services Agreement will continue in effect until January 31, 2012, unless earlier terminated in accordance with the Service Agreement.

Pursuant to the Services Agreement, Global Guernsey will pay Mechanica fees in the amount of $1,191,674, which are payable as follows (i) $1,072,507 in cash payable in monthly installments until January 1, 2012, and (ii) $119,167 in the form of a nonqualified stock option to purchase 238,333 shares of the Company’s common stock, par value $0.001 per share (the “Option”).

On March 8, 2011, as contemplated by the Services Agreement, the Company and Global Guernsey entered into a stock option agreement with Mechanica (the “Option Agreement”), under which the Company issued the Option to Mechanica.  The Option has an exercise price of $2.00 per share, expires on January 31, 2016 and vests as to one-fourth of the shares underlying the Option on each of April 30, 2011, July 31, 2011, October 30, 2011 and January 31, 2012.

These financial statements were approved by management and available for issuance on March 16, 2011.  Management has evaluated subsequent events through this date.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members
BERMASE LLC

We have audited the accompanying balance sheet of BERMASE LLC (a development stage company) as of December 21, 2010, and the related statements of operations and changes in members’ equity and cash flows for the period August 24, 2010 (date of inception) to December 21, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BERMASE LLC (a development stage company) as of December 21, 2010, and the results of its operations and its cash flows for the period August 24, 2010 (date of inception) to December 21, 2010 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain errors resulting in understatement of previously reported net income for the period August 24, 2010 to December 21, 2010 were discovered by management of the Company in the current year.  Accordingly, the 2010 financial statements have been restated to correct the error.

/s/ Friedman LLP

New York, New York
March 16, 2011

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

DECEMBER 21, 2010

ASSETS
Current assets
Cash and cash equivalents	$2,000,120
Unsecured promissory note receivable from member	500,000

Total assets	$2,500,120

LIABILITIES AND MEMBERS’ EQUITY
Liabilities	$-

Commitments and contingencies

Members’ equity	2,500,120

Total liabilities and members’ equity	$2,500,120

See notes to financial statements.

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF OPERATIONS AND CHANGES IN MEMBERS’ EQUITY

FOR THE PERIOD AUGUST 24, 2010 TO DECEMBER 21, 2010
(RESTATED)

Revenues	$-

Costs and expenses
General and administrative expenses	327,967
Research and development	33,658
361,625

Other income (expense)
Interest income	409,567
Loss on derivative assets	(400,000)
9,567

Net loss	(352,058)

Contributions	3,521,064
Distributions to members	(668,886)

Members’ equity, end of period	$2,500,120

See notes to financial statements.

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD AUGUST 24, 2010 TO DECEMBER 21, 2010
(RESTATED)

Cash flows from operating activities
Net loss	$(352,058)
Adjustments to reconcile net income to net cash used in operating activities
General and administrative expenses paid by member	20,000
Interest income received in common stock	(9,567)
Loss on derivative assets	400,000
Interest income - amortization of discount on senior secured convertible note receivable	(400,000)
Net cash used in operating activities	(341,625)

Cash flows from investing activities
Investment in common stock	(240,000)
Senior secured convertible promissory note receivable	(400,000)
Promissory note receivable from member	(500,000)
Net cash used in investing activities	(1,140,000)

Cash flows from financing activities
Contributions by members	3,501,064
Distribution to member	(19,319)
Net cash provided by financing activities	3,481,745

Net increase in cash and cash equivalents, and cash and cash equivalents, end of period	$2,000,120

Noncash investing and financing activities
Conversion of senior secured convertible promissory note receivable to investment in common stock	$400,000
Distribution of common stock investment to members	649,567

See notes to financial statements.

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(RESTATED)

1 - ORGANIZATION AND NATURE OF BUSINESS

Organization
BERMASE LLC (the “Company” or “Bermase”) was organized on August 24, 2010 as a Delaware limited liability company to engage in any and all business activities permitted under the Delaware Limited Liability Company Act. The primary purpose of the Company is to develop and launch a new product that will allow users to compete, using a system of pari-mutuel wagering, on the relative price movements of various financial instruments.

Development Stage
The Company has not earned any operating revenues to date. Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Among the disclosures required by GAAP are that the Company’s financial statements be identified as those of a development stage company, and that the statements of income and cash flows disclose activity since the date of the Company’s inception.

Securities Purchase Agreement
On September 15, 2010, the Company entered into a Securities Purchase Agreement with Global Pari-Mutuel Services, Inc., a Nevada corporation (“Global”), pursuant to which Global issued to the Company, in consideration for its $640,000 aggregate investment, (1) a 9% senior secured convertible promissory note, $400,000 principal amount (the “September Note”), convertible into shares of Global’s common stock at $0.20 per share and due on September 15, 2011; (2) a warrant to purchase 7,000,000 shares of Global’s common stock at exercise prices ranging incrementally from $0.50 to $3.00 (the “Warrant”); and (3) 1,200,000 shares of Global’s common stock.  On December 21, 2010, the September Note and accrued interest of $9,567 were converted by the Company at $0.20 per share into 2,047,836 shares of Global’s common stock, and the Warrant was canceled.

Contribution Agreement with Global
On December 7, 2010, the Company and its members, AVON ROAD BERMASE I LLC, a Delaware limited liability company (“Avon I”), AVON ROAD BERMASE II LLC, a Delaware limited liability company (“Avon II”), and JAF-NH, LLC, a Delaware limited liability company (“JAF-NH”), entered into an Equity Contribution Agreement (the “Contribution Agreement”) with Global pursuant to which Global agreed to issue to Avon I, Avon II and JAF-NH, collectively, that number of shares of its common stock equal to 198,685,798 minus the sum of (1) 2,047,836 shares of common stock issuable to the Company upon conversion of the September Note and settlement of accrued interest and (2) 1,200,000 shares of common stock then held by the Company, in exchange for all of the membership interests of the Company and other consideration.  The closing of the transactions contemplated by the Contribution Agreement occurred on December 21, 2010, resulting in Global becoming the sole member of the Company.

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(RESTATED)

1 - ORGANIZATION AND NATURE OF BUSINESS (Continued)

Contribution Agreement with Global (Continued)
Immediately prior to the closing on December 21, 2010, the Company distributed to its members, Avon I, Avon II and JAF-NH, the 3,247,836 shares of Global’s common stock for an aggregate value of $649,567 (the “Distribution”). In connection with, but also prior to the closing of the Contribution Agreement, Global issued the Company an unsecured promissory note, due January 31, 2011, $500,000 principal amount, in respect of a $500,000 unsecured loan from the Company to Global, made immediately prior to the execution of the Contribution Agreement, and bearing interest at the “short term applicable federal rate”.  As a result of the acquisition of the Company by Global, the unsecured promissory note has been classified as an intercompany loan by Global. These financial statements are of Bermase immediately after the Distribution but prior to the consummation of the transactions contemplated by the Contribution Agreement.

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year-End
The Company’s fiscal year ends on December 31.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and reported revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for current assets approximate fair value due to their short-term nature.

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Cash balances in banks are insured by the Federal Deposit Insurance Corporation subject to certain limitations.

Research and Development
The Company incurred research and development costs of $33,658 for the period August 24, 2010 to December 21, 2010, all of which were expensed. The research and development costs were incurred for the development of the Company’s pari-mutuel wagering platform.

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(RESTATED)

2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes
The Company is not a taxpaying entity for income tax purposes and, accordingly, no provision has been made for income taxes.  The members’ allocable shares of the Company’s income or loss are reportable on their income tax returns.

Federal, state and local income tax returns for the current year are subject to examination by tax authorities.

Restatement
During the current year, management re-examined the accounting treatment of the conversion of the convertible note receivable and amended the Company’s financial statements to record the Warrant and Beneficial Conversion Feature (as defined in Note 3) as derivative assets with a corresponding credit to note discount. These assets were written off as a loss on derivative assets at the conversion of the convertible note receivable and the cancellation of the Warrant on December 21, 2010.  Accordingly, the Company’s 2010 net income decreased by $400,000.  The restatement had no effect on members’ equity at December 21, 2010.

Subsequent Events
These financial statements were approved by management and available for issuance on March 16, 2011.  Management has evaluated subsequent events through this date.

3 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTE RECEIVABLE

On September 15, 2010, the Company entered into a Securities Purchase Agreement with Global, pursuant to which Global issued to the Company, in consideration for its $640,000 aggregate investment, (1) the September Note; (2) the Warrant; and (3) 1,200,000 shares of Global’s common stock.  On December 21, 2010, the September Note and accrued interest of $9,567 were converted by the Company at $0.20 per share into 2,047,836 shares of Global’s common stock, and the Warrant was canceled.

The Company valued the Warrant at $4,115,000 using the Black Scholes option pricing model. In addition, the Company is required to determine if a beneficial conversion feature is present for the September Note received under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 470-20, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” using the intrinsic value of the September Note adjusted for amounts allocated to the Warrant valuation. The intrinsic value of the September Note amounted to $1,200,000 based on the fair market value of common stock on the date of receipt.

BERMASE LLC
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
(RESTATED)

3 - SENIOR SECURED CONVERTIBLE PROMISSORY NOTE RECEIVABLE (Continued)

Since the combined value of the Warrant, $4,115,000, plus the intrinsic value of the September Note, $1,200,000, exceeds the fair value of the aggregate payments related to the investment in the September Note and Warrant, the Company is limited to the amount of the aggregate investment when recording the beneficial conversion feature as note discount. Using a pro rata allocation, the Company allocated the payments first to the Warrant valuation in the amount of $309,690 and the remainder to the beneficial conversion feature in the amount of $90,310, which were recorded as derivative assets with a corresponding credit to note discount. The Company fully amortized the note discount of $400,000 as of December 21, 2010 since the September Note was immediately convertible and converted on December 21, 2010.  In addition, with the conversion of the September Note and the cancellation of the Warrant in connection with the Contribution Agreement, the Company recognized a $400,000 loss related to the derivative assets.

4 - RELATED PARTY TRANSACTIONS

The Company reimbursed an affiliate of a former member of the Company approximately $17,000 related to payroll and related expenses during the period August 24, 2010 to December 21, 2010.

The Company reimbursed an affiliate of a former member of the Company approximately $34,000 related to research and development expenses during the period August 24, 2010 to December 21, 2010.

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation, dated September 30, 2010 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
3.2
Certificate of Amendment to Amended and Restated Articles of Incorporation, dated December 17, 2010 (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

3.3	Amended and Restated Bylaws, dated March 1, 2001 (incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed April 3, 2001).
4.1	Form of Stock Certificate (incorporated by reference to Amendment No. 1 to the Registrant’s Registration Statement on Form 10-SB filed June 4, 2001).
10.1	2000 Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10-SB filed April 3, 2001).
10.2	2010 Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.3	Bendigo Partners LLC Option Agreement under 2010 Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.4	Form of Independent Director Option Agreement under 2010 Non-Qualified Stock Option Plan (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.5
Equity Contribution Agreement, dated as of December 7, 2010, by and among BERMASE LLC, AVON ROAD BERMASE I LLC, AVON ROAD BERMASE II LLC, JAF-NH, LLC and the Registrant (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

10.6	Unsecured Promissory Note Due January 31, 2011 issued to BERMASE LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).
10.7
Consulting Agreement, dated as of December 7, 2010, by and between the Registrant and Bendigo Partners LLC (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

10.8
Registration Rights Agreement, dated as of December 7, 2010, by and among the Registration, AVON ROAD BERMASE I LLC, AVON ROAD BERMASE II LLC, JAF-NH, LLC, Bendigo Partners LLC, The Michigami Family Trust and Ryan Fergus (incorporated by reference to the Registrant’s Registration Statement on Form 10 filed December 22, 2010).

10.9
Agreement for the Transfer of Stock and the Development, Implementation and Operation of a Horse and Dog Racing Hub in Antigua, dated December 31, 2006, among Royal Turf Club of Antigua, Inc., Royal Turf Club, Inc. and Global Financial Solutions Holdings, Ltd. (incorporated by reference to the Registrant’s Current Report on Form 8-K filed January 16, 2007).

10.10
Agreement, effective as of January 12, 2011, by and between the Registrant and Ron Charles (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed February 18, 2011).

10.11	Master Services Agreement between Global Pari-Mutuel Services (Guernsey) Limited and Mechanica LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 10, 2011).
10.12
Stock Option Agreement, dated as of March 8, 2011, by and between Global Pari-Mutuel Services, Inc., Global Pari-Mutuel Services (Guernsey) Limited and Mechanica LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed March 10, 2011).

21	Subsidiaries of the Registrant (incorporated by reference to Amendment No. 2 to the Registrant’s Registration Statement on Form 10 filed February 18, 2011).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*	Filed herewith.