Form 10-Q
period 2011-03-31
GLOBAL PARI-MUTUEL SERVICES, INC.
filed 2011-05-18
CIK 1137417

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to

Commission File Number:  000-32509

GLOBAL PARI-MUTUEL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Nevada	88-0396452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, Suite 810 New York, New York	10110
(Address of principal executive offices)	(Zip Code)

(917) 338-7301
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No ☒

As of May 17, 2011, 222,769,316 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

Index

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$253,449	$2,090,514
Prepaid consulting fee	250,000	-
Prepaid expenses and other current assets	28,092	38,729
Current assets of discontinued operations	116,442	71,341
Total current assets	647,983	2,200,584

Goodwill	7,271,778	7,271,778
Total assets	$7,919,761	$9,472,362

LIABILITIES AND EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,383,112	$645,538
Current liabilities of discontinued operations	392,370	447,247
Total current liabilities	1,775,482	1,092,785

Commitments and contingencies

Equity
Preferred stock – $0.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock – $0.001 par value; 395,000,000 shares authorized; 222,769,316 and 222,729,316 shares issued and outstanding, respectively	222,769	222,729
Additional paid-in capital	23,536,755	22,949,608
Accumulated deficit	(18,010,258)	(15,202,321)
Total Global Pari-Mutuel Services, Inc. stockholders’ equity	5,749,266	7,970,016
Non-controlling interest – discontinued operations	395,013	409,561
Total equity	6,144,279	8,379,577
Total liabilities and equity	$7,919,761	$9,472,362

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Operating expenses
General and administrative	$1,766,692		$44,549
Stock-based compensation	487,187		5,058
Marketing	261,388		-
Research and development - technology	144,541		-
Total operating expenses	2,659,808		49,607

Interest expense	-		12,237
Loss from continuing operations	(2,659,808)		(61,844)

Loss from discontinued operations	(196,277)		(199,385)
Net loss	(2,856,085)		(261,229)

Net loss from discontinued operations attributable to non-controlling interest	48,148		57,835
Net loss attributable to Global Pari-Mutuel Services, Inc.	$(2,807,937)		$(203,394)

Basic and diluted loss per share:
Continuing operations	$(0.01)	$	*
Discontinued operations	*		(0.01)
Net loss attributable to Global Pari-Mutuel Services, Inc.	$(0.01)		$(0.01)

Basic and diluted weighted-average common shares outstanding	222,743,094		19,518,918

* Less than $(0.005)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(2,856,085)	$(261,229)
Add loss from discontinued operations	196,277	199,385
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation expense	487,187	5,058
Change in operating assets and liabilities:
Prepaid consulting fee	(250,000)	-
Prepaid expenses and other current assets	10,637	1,996
Accounts payable and accrued expenses	837,574	67,152
Net cash provided by (used in) operating activities – continuing operations	(1,574,410)	12,362
Net cash used in operating activities – discontinued operations	(255,935)	(224,751)
Net cash used in operating activities	(1,830,345)	(212,389)

Cash Flows from Financing Activities
Advances from Instant Racing Project investors	-	110,000
Net Cash Provided by Financing Activities	-	110,000

Net decrease in cash	(1,830,345)	(102,389)
Cash at beginning of period	2,093,884	103,303
Cash at end of period	263,539	914
Less cash of discontinued operations at end of period	(10,090)	(904)
Cash at end of period	$253,449	$10

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$3,100

Supplemental disclosure of noncash investing and financing activities:
Common stock issued to settle accounts payable and accrued expenses	$100,000	$112,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Index

GLOBAL PARI-MUTUEL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF BUSINESS AND BASIS OF PRESENTATION

Organization and Nature of Business – Global Pari-Mutuel Services, Inc.  (“Global”) was organized on January 27, 1997 under the laws of the State of Nevada.  Global and its subsidiaries (the “Company”) previously pursued the development of certain online casino gaming software technology, including pari-mutuel wagering software technology that was licensed to others, development of an electronic currency services business, development of a credit card processing services business with a related operation of providing ATM debit card services to online gaming customers.  With the exception of licensing pari-mutuel software, Global discontinued, sold or abandoned each of these previous operations.  The Company had also previously planned to obtain revenue from its pari-mutuel operations in any of the six following ways:  (a) settlement and reconciliation services for pari-mutuel wagerers, (b) sub-licensing of the Company’s contracts with race tracks to simulcast facilities and physical off-track-betting parlors (“OTBs”), (c) wagering through the Company’s call center at race tracks with which the Company has contracts, (d) resale and rental of equipment and software required by operations of physical and virtual OTBs, (e) launching of an online internet model that allows international players to place wages on U.S. and international tracks through the Company’s www.rtcsportofkings.com website and the www.trackplayer.com website and (f) operating, through its hub in Antigua, an online pari-mutuel based instant racing and wagering system.  The Company had been generating revenue from its pari-mutuel operations in all of its planned operations (see (a) to (e) above) except those from the operation of an online pari-mutuel based instant racing and wagering system (see (f) above).  As a result of the share purchase and redemption agreement entered into by the Company on April 21, 2011 (see Note 3), all the above operations were reflected as discontinued operations in the unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.  Upon the closing of the aforementioned agreement, the Company will become a development stage company.

On December 7, 2010, the Company entered into a one-year Consulting Agreement (the “Consulting Agreement”) with Bendigo Partners LLC (“Bendigo”), pursuant to which Bendigo agreed to provide the Company with the consulting services of its partners.  Accordingly, R. Jarrett Lilien serves as the Company’s chief executive officer, James Leslie Whiteford serves as the Company’s chief financial officer, Richard D. Taylor serves as the Company’s chief operating officer, Stephen Ferrando serves as the Company’s chief information officer, and certain other individuals serve as the Company’s chief marketing officer and internal general counsel, for a total $250,000 monthly fee.  The Consulting Agreement expires on November 30, 2011.  Upon expiration of the Consulting Agreement’s one-year term, Messrs. Lilien, Whiteford, Taylor and Ferrando are expected to use commercially reasonable efforts to negotiate and enter into mutually satisfactory employment agreements with the Company.  The Company’s former chief executive officer and chief financial officer resigned upon the execution of the Consulting Agreement.

The Company intends to continue to pursue the development of new proprietary technology to expand the pari-mutuel platform within the financial services industry through the development and commercialization of a new product offering.  The Company is currently in the process of developing a new business model and products that will allow users to compete, using a system of pari-mutuel wagering, based on the relative price movements of various financial instruments.  The Company is currently not generating revenue from this activity.

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

Index

In connection with the development of the new product offering, on February 9, 2011, the Company’s newly-formed, wholly-owned subsidiary, Global Pari-Mutuel Services (Guernsey) Limited (“Global Guernsey”), entered into a three-year agreement with AmTote International Inc. (“AmTote”), pursuant to which AmTote agreed to provide Global Guernsey with a license to use its AmTote pari-mutuel totalisator Spectrum® software and certain maintenance services related thereto.  AmTote agreed, subject to certain requirements and exceptions, not to provide or license the software directly or indirectly to any third parties that are direct competitors to Global Guernsey’s business.  Global Guernsey agreed to pay AmTote a license fee to be calculated on an annual basis for each twelve-month period commencing on the earlier to occur of the date on which Global Guernsey’s business platform goes “live” and August 9, 2011.

On March 8, 2011, Global Guernsey entered into a master services agreement with Mechanica, LLC (“Mechanica”), pursuant to which Global Guernsey engaged and appointed Mechanica to develop, produce and execute certain advertising and marketing materials and programs (the “Services Agreement”) related to the new product offering.  The Services Agreement is in effect until January 31, 2012 unless earlier terminated in accordance with its terms.  The initial statement of work provides that Global Guernsey will pay Mechanica fees in the amount of approximately $1,192,000, payable as follows (i) approximately $1,073,000 in cash payable in monthly installments until January 1, 2012, and (ii) approximately $119,000 in the form of a nonqualified stock option to purchase 238,333 shares of the Company’s common stock, par value $0.001 per share.

Going Concern – The Company has an accumulated deficit of approximately $18,010,000 and $15,202,000 at March 31, 2011 and December 31, 2010, respectively.  The Company also has net losses attributable to Global of approximately $2,808,000 and $203,000 and negative cash flows from operating activities of $1,830,000 and $212,000 during the three months ended March 31, 2011 and 2010, respectively, and a working capital deficiency of approximately $1,127,000 at March 31, 2011.

In addition, as of March 31, 2011, the Company also has commitments to pay Bendigo an additional $1,750,000 for consulting services through November 30, 2011 and Mechanica $1,073,000 for its services through January 1, 2012.

The unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company’s ability to continue as a going concern depends on its ability to obtain additional financing to fund current operations.  There is no assurance these plans will be realized.

Basis for Presentation – The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the related rules and regulations of the Securities and Exchange Commission.  Accordingly, certain financial information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these interim financial statements.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

In the opinion of management, all adjustments necessary for a fair presentation have been included in the unaudited condensed consolidated financial statements and consist of normal recurring adjustments.  Results for the three month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year.

NOTE 2 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates – The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, as well as disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  Actual amounts and results could differ from those estimates.

Index

Principles of Consolidation – The condensed consolidated financial statements include the accounts and transactions of Global and its subsidiaries, Royal Turf Club Limited, a public company registered under the laws of Antigua (“RTCA”), Royal Turf Club, Inc., a Nevada corporation (“RTCN”), Royal Turf Club Limited, a St. Kitts and Nevis entity (“RTCK”), BERMASE LLC, a Delaware limited liability company (“BERMASE”), and Global Guernsey.  All significant intercompany transactions have been eliminated in consolidation.

Research and Development - Technology – The Company incurred technology development costs which were expensed as incurred.  The technology development costs were incurred for the development of the Company’s new proprietary product offering to expand its pari-mutuel platform to the financial services industry.

Stock Based Compensation - The Company applies Financial Accounting Standards Board (“FASB”) Accounting Standards Certification (“ASC”) Topic 718, “Compensation – Stock Compensation,” which requires companies to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value.  For non-employee stock based compensation, the Company recognizes an expense in accordance with FASB ASC Topic 505, “Equity,” and values the equity securities based on the fair value of the security on the date of grant.  For stock-based awards, the value is based on the market value of the stock on the date of grant or the value of services, whichever is more readily available.  Stock option awards are valued using the Black-Scholes option-pricing model.

The Company accounts for equity instruments issued to consultants and vendors in exchange for goods and services in accordance with the provisions of FASB ASC Topic 505, “Equity.”  The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Basic and Diluted Loss Per Common Share – Basic loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares and the dilutive potential common share equivalents then outstanding.  As of March 31, 2011 and 2010, there were 60,848,159 and 2,500,000 potentially issuable common shares, respectively, from stock options.  These shares were excluded from the calculation of diluted loss per common share because the effects would be anti-dilutive.

Reclassifications – Certain prior year amounts have been reclassified to conform to the current year presentation, primarily for discontinued operations.

Recent Accounting Pronouncements – The Company does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on its condensed consolidated financial position, results of operations, or cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

On April 21, 2011, the Company, entered into a Share Purchase and Redemption Agreement (the “Platinum Agreement”) with Platinum Pari-Mutuel Group, a Nevada corporation (“Platinum”), and James A. Egide, the Company’s founder and former chief executive officer and director, pursuant to which the Company agreed to sell 100% of the outstanding capital stock of its wholly-owned subsidiaries, RTCN and RTCK (together, the “Royal Properties”), in exchange for an aggregate of 7,000,000 shares of the Company’s common stock held by the equity holders of Platinum, which shares will be redeemed and held in treasury by the Company (the “Sale”).  In addition to Mr. Egide, certain former consultants and directors to the Company are equity holders of Platinum.  The Sale is subject to customary closing conditions and closing conditions pertaining to certain intellectual property matters and the extension or termination of certain stock options.

Index

Presented below is a summarized balance sheet for the Royal Properties assets and liabilities held for sale.

	March 31, 2011	December 31, 2010
Current assets
Cash	$10,090	$3,370
Accounts receivable, net	90,740	51,387
Assets held for sale - current	100,830	54,757

Property and equipment held for sale	15,612	16,584
Total assets held for sale	$116,442	$71,341

Current liabilities
Accounts payable and accrued expenses	$149,710	$136,368
Track settlements and wagering deposits	242,660	310,879
Total current liabilities held for sale	$392,370	$447,247
Non-controlling interest in net liabilities of the Royal Properties
held for sale	$395,013	$409,561

The operating results of the Royal Properties, which have been presented as discontinued operations, are as follows:

	For the Three Months Ended March 31,
	2011	2010
Net revenue	$289,534	$426,054
Cost of sales	240,994	305,401
Gross profit	48,540	120,653
Operating expenses	244,817	314,409
Loss from operations	(196,277)	(193,756)
Interest expense	-	5,629
Net loss from discontinued operations	(196,277)	(199,385)
Net loss from discontinued operations attributable to the non-controlling interest	48,148	57,835
Net loss from discontinued operations attributable to Global Pari-Mutuel Services, Inc.	$(148,129)	$(141,550)

Related Party Transactions – Discontinued Operations – At March 31, 2011 and December 31, 2010, Global Financial Solutions Holdings, Ltd. (“GFS”), the holder of a non-controlling interest in the Company’s subsidiary, RTCA, owed the Company $141,951 and $127,404, respectively.  This was transferred to non-controlling interest due to the uncertainty of collectability.  The amount was due on demand and bore no interest.

During the three months ended March 31, 2011 and 2010, GFS funded $33,600 and $37,581, respectively, for its share of the operational costs of the hub operation.

Index

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

	March 31, 2011	December 31, 2010
Professional fees	$1,349,752	$613,851
Directors and officers insurance	20,360	31,687
Other	13,000	-
Total	$1,383,112	$645,538

NOTE 5 – SHARE-BASED PAYMENTS

On January 12, 2011, the Company granted a service provider an option to purchase 50,000 shares of its common stock at an exercise price of $3.00 per share.   The option is not exercisable and will not vest until the execution of an agreement by and between AmTote and/or its affiliates and the Company and/or its affiliates with respect to a material strategic relationship between the Company and AmTote.  The option expires on January 11, 2014.

On March 8, 2011, pursuant to the Services Agreement, the Company granted Mechanica, an option to purchase 238,333 shares of its common stock.  The option has an exercise price of $2.00 per share, expires on January 31, 2016 and vests as to one-fourth of the shares underlying the option on each of April 30, 2011, July 31, 2011, October 30, 2011 and January 31, 2012.

As of March 31, 2011, approximately $970,000 of unrecognized compensation cost related to non-vested share-based compensation awards will be recognized over a weighted average period of approximately 1.1 years.

On March 1, 2011, the Company issued 40,000 shares of its common stock, valued at $2.50 per share, to settle accounts payable of $100,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read together with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and related notes thereto in Global Pari-Mutuel Services, Inc. (“Global”) and subsidiaries’ (the “Company”, “us”, “our”, or “we”) Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Forward-Looking Statements

The statements contained in this document that are not purely historical are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Although we believe that the expectations reflected in such forward-looking statements, including those regarding future operations, are reasonable, we can give no assurance that such expectations will prove to be correct.  Forward-looking statements are not guarantees of future performance and they involve various risks and uncertainties.  Forward-looking statements contained in this document include statements regarding our proposed services, market opportunities and acceptance, expectations for revenues, cash flows and financial performance, and intentions for the future.  Such forward-looking statements are included under Item 2.  “Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operation.”  All forward-looking statements included in this document are made as of the date hereof, based on information available to us as of such date, and we assume no obligation to update any forward-looking statement.  It is important to note that such statements may not prove to be accurate and that our actual results and future events could differ materially from those anticipated in such statements.  Among the factors that could cause actual results to differ materially from our expectations are those described under Item 1.  “Business”, Item 1A. “Risk Factors” and Item 2. “Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 18, 2010, and in Item 2.  “Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section and other factors included elsewhere in document.

Index

Overview of Our Business

With our new management team in place, we plan to focus our resources exclusively on the development of new proprietary technology to expand our pari-mutuel platform to the financial services industry through the development and commercialization of our new product.  To that end, we are currently in the process of developing a new business model and products that will allow users to compete, using a system of pari-mutuel wagering, on the relative price movements of various financial instruments. We anticipate launching the new product on September 1, 2011.

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

In connection with the development of the new product offering, on February 9, 2011, our newly-formed wholly-owned subsidiary, Global Pari-Mutuel Services (Guernsey) Limited (“Global Guernsey”), entered into a three-year agreement with AmTote International Inc. (“AmTote”), pursuant to which AmTote agreed to provide Global Guernsey with a license to use its AmTote pari-mutuel totalisator Spectrum® software and certain maintenance services related thereto.  AmTote agreed, subject to certain requirements and exceptions, not to provide or license the software directly or indirectly to any third parties that are direct competitors to Global Guernsey’s business.  Global Guernsey agreed to pay AmTote a license fee to be calculated on an annual basis for each twelve-month period commencing on the earlier to occur of the date on which Global Guernsey’s business platform goes “live” and August 9, 2011.

On February 15, 2011, we filed a patent application with the United States Patent and Trademark Office relating to online games as well as the systems and corresponding methods that allow users to compete against each other in one or more games involving various financial instruments.

On April 21, 2011, we entered into a Share Purchase and Redemption Agreement (the “Platinum Agreement”) with Platinum Pari-Mutuel Group, a Nevada corporation (“Platinum”), and James A. Egide, our founder and former chief executive officer and director, for certain limited purposes.  Under the Platinum Agreement, we agreed to sell 100% of the outstanding capital stock of our wholly-owned subsidiaries, Royal Turf Club, Inc., a Nevada corporation (“RTCN”), and Royal Turf Club Limited, a St. Kitts and Nevis entity (“RTCK”), in exchange for an aggregate of 7,000,000 shares of our common stock held by the equity holders of Platinum, which shares will be redeemed and held in treasury by us (the “Sale”).  In addition to Mr. Egide, certain of our former consultants and directors are equity holders of Platinum.  The Sale is subject to customary closing conditions and closing conditions pertaining to certain intellectual property matters and the extension or termination of certain stock options.

We are also planning to change our state of incorporation from Nevada to Delaware and to move from a calendar year-end based fiscal year, to a fiscal year ending September 30, beginning in 2011.

Index

Critical Accounting Policies and Estimates

There have been no changes to our critical accounting policies in the three months ended March 31, 2011. Critical accounting policies and the significant estimates made in accordance with them are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Discussion of Operating Results

Discontinued Operations

Pursuant to the Platinum Agreement, we agreed to sell 100% of the outstanding capital stock of RTCN and RTCK in order to focus our resources exclusively on the development of new proprietary technology to expand our pari-mutuel platform to the financial services industry through the development and commercialization of our new product.  As a result of the Platinum Agreement, all our operations listed below (see (a) to (f) below) are reflected as discontinued operations in the unaudited condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010.  Consequently, a comparison of the operating results for the three months ended March 31, 2011 to the operating results for the three months ended March 31, 2010 is not meaningful.  We had previously planned to obtain revenue from our pari-mutuel operations in any of the six following ways:  (a) settlement and reconciliation services for pari-mutuel wagerers, (b) sub-licensing of our contracts with race tracks to simulcast facilities and physical off-track-betting parlors (“OTBs”), (c) wagering through our call center at race tracks with which we have contracts, (d) resale and rental of equipment and software required by operations of physical and virtual OTBs, (e) launching of an online internet model that allows international players to place wages on U.S. and international tracks through our www.rtcsportofkings.com website and the www.trackplayer.com website and (f) operating, through our hub in Antigua, an online pari-mutuel based instant racing and wagering system.  We had been generating revenue from our pari-mutuel operations in all of our planned operations (see (a) to (e) above) except those from the operation of an online pari-mutuel based instant racing and wagering system (see (f) above).  Upon the closing of the Platinum Agreement, we will become a development stage company.

Three Months Ended March 31, 2011

General and Administrative Expenses

General and administrative expenses were approximately $1,767,000 during the three months ended March 31, 2011.  $750,000 of these costs were for payments made to Bendigo Partners LLC (“Bendigo”) under the consulting agreement, dated as of December 7, 2010, by and between Global and Bendigo, which expires on November 30, 2011.  Approximately $900,000 of these costs were to professional advisors for services to us, including services related to our status as a public reporting company, providing opinions regarding U.S. and international regulations surrounding the new products that we are currently developing and routine corporate advice. The remaining expenses of approximately $117,000 were related to general Company expenses.  We anticipate that these expenses will continue in the short term as we continue to develop our new product.

Stock-based Compensation Expense

Stock-based compensation has increased by approximately $482,000 as a result of the options issued in December 2010 to Bendigo and a non-executive director and to Mechanica in March 2011.

Marketing Expenses

Marketing expenses were approximately $261,000 for the three months ended March 31, 2011 for the development of marketing materials in respect of the new business and products that are currently under development.  These expenses were incurred under the master services agreement entered into on March 8, 2011 by our wholly-owned subsidiary, Global Guernsey, and Mechanica, LLC (“Mechanica”), pursuant to which Global Guernsey engaged and appointed Mechanica to develop, produce and execute certain advertising and marketing materials and programs (the “Mechanica Services Agreement”).

Index

Research and Development Expenses

We incurred approximately $145,000 related to the development of the new products we anticipate launching later in the year.

Liquidity and Capital Resources

The condensed consolidated financial statements for the three months ended March 31, 2011 and 2010 have been prepared on a basis that contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.  We have continuing net losses and negative cash flows from operating activities.  As of May 17, 2011, we have a commitment to pay Bendigo an additional $1,750,000 for consulting services through November 30, 2011 and Mechanica approximately $979,000 in respect of their services through January 1, 2012.  Under the Mechanica Services Agreement, we have the ability to terminate the agreement by giving Mechanica 60 days’ prior written notice. These conditions caused our independent registered public accounting firm to include an explanatory paragraph in its report dated February 18, 2011, except for Note 12 as to which the date is March 16, 2011, for the years ended December 31, 2010 and 2009 regarding their concerns about our ability to continue as a going concern.  Our condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should we be unable to continue as a going concern.

We will need to obtain additional funding to support our operations and meet our obligations, including the payments to Bendigo and Mechanica.  We believe that we will have sufficient funds to support our operations for the next twelve months if we are able to raise additional funds through debt and equity financings.  It is possible that we will not be able to successfully launch new services through such period or that we will not raise sufficient additional funds from equity sales and borrowings to cover operating expenses.  Since we have no contractual commitments with respect to any of these initiatives, there can be no assurance that additional funds for operations will be available on commercially reasonable terms or in the necessary amounts.  Our inability to obtain additional financing would have a material adverse effect on us, including possibly requiring us to significantly curtail our operations.

If we are able to successfully develop and commercialize our new product, we do not anticipate that future cash inflows and outflows will be consistent with historical cash inflows and outflows due to the expected increase in the costs associated with such development and commercialization and the anticipated increased revenues to be generated from the sale of such new product.  We do not believe that a quantitative discussion of management’s expectations for cash inflows and outflows over the 12 months following our latest balance sheet is appropriate at this time because we are currently in the process of developing a new product, which we do not believe is sufficiently comparable to products that are currently in the marketplace in order to allow us to make such estimates.

At March 31, 2011, we had approximately $253,000 in cash from continuing operations, approximately $10,000 in cash from discontinued operations and a working capital deficit of approximately $1,127,000.   During the three months ended March 31, 2011, we funded our operations through the use of approximately $1,830,000 of cash on hand.

To date, we have financed our operations primarily through private placements of the sale of our common stock and the issuance of convertible notes in private offering transactions that were exempt from the registration requirements of the Securities Act.  In addition, on December 21 2010, we consummated the transactions contemplated by the equity contribution agreement, dated as of December 7, 2010, by and among us, BERMASE LLC (“BERMASE”) and its members and acquired approximately $2,000,000 in cash contained in BERMASE’s bank accounts at the time of closing.  We had net cash used in operating activities of approximately $1,830,000 and $212,000 during the three months ended March 31, 2011 and 2010, respectively.  We anticipate that we will continue to incur further expenses in respect of developing and marketing our new product and returning the company to a reporting company during the forthcoming quarter.  Our working capital and other capital requirements for the next twelve months will vary based upon a number of factors, including the period required to bring our proposed services to commercial viability, the level of sales and marketing costs for our products and services, and the amounts we invest in strategic relationships.  However, because several factors related to the growth of our operations remain outside of our control, there can be no assurance we will achieve commercial viability on our anticipated timeline.

Index

Upon the closing of the Sale contemplated by the Platinum Agreement, the cash flows used in operations of approximately $256,000 and $225,000 for the three months ended March 31, 2011 and 2010, respectively, will discontinue.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation under the supervision and with the participation of our management, including the chief executive officer and the chief financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the chief executive officer and the chief financial officer concluded that as of March 31, 2011 our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, in a manner that allows timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there were no changes in our internal controls over financial reporting, or in other factors that could significantly affect these controls, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 18, 2011, except as set forth below.

When we filed the Form 15 deregistering our common stock under Section 12(g) of the Exchange Act on June 7, 2010, we were not in compliance with Section 13(a) of the Exchange Act and there can be no assurance that we will comply with Section 13(a) of the Exchange Act in the future.  Our past and any future failure to comply with Section 13(a) of the Exchange Act may have a material adverse affect on our stock price and the value of our business because, as a result of such non-compliance, the SEC may determine to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.

Index

On March 31, 2010, we filed a Form 12b-25 notifying the SEC of our inability to timely file an annual report on Form 10-K for the fiscal year ended December 31, 2009 and representing that the Form 10-K would be filed no later than April 15, 2010, the date that was the fifteenth calendar day following the prescribed due date for our Form 10-K.  Subsequent to filing the Form 12b-25, we determined that due to the significant costs of operating as a public reporting company, the substantial time that being a public reporting time required of our management team and the availability of deregistration as an option in accordance with SEC rules, we determined that it would be in the best interest of our stockholders and our company at the time to deregister our common stock under Section 12(g) of the Exchange Act.  As a result, on June 7, 2010, we filed a Form 15 deregistering our common stock under Section 12(g) of the Exchange Act in reliance upon Rule 12g-4(a)(1) and Rule 12g-4(a)(2) without first filing our Form 10-K and our Form 10-Q for the fiscal quarter ended March 31, 2010.  As a result, when we filed the Form 15 deregistering our common stock under Section 12(g) of the Exchange Act, we were not in compliance with Section 13(a) of the Exchange Act, which requires every issuer of a security registered pursuant to Section 12 of the Exchange Act to file periodical and other reports with the SEC in accordance with the SEC’s rules and regulations.  There can be no assurance that we will not fall out of compliance with Section 13(a) of the Exchange Act again in the future.  Our past and any future failure to be in compliance with Section 13(a) of the Exchange Act may have a material adverse affect on our stock price and the value of our business because, as a result of such non-compliance, the SEC may determine to revoke or suspend the registration of our common stock under Section 12(g) of the Exchange Act.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2011, we sold the following securities in accordance with and in reliance on Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, in transactions not involving any public offering.  For each of the following transactions, we did not use general solicitation or advertising to market the securities, the securities were offered to a limited number of sophisticated investors or business partners, the investors had access to information regarding us, we were available to answer question by prospective investors and such investors received “restricted” securities.

On January 12, 2011, we granted a service provider an option to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share in accordance with the terms of an agreement entered into between us and such service provider on January 12, 2011.   The option is not exercisable and will not vest until the execution of an agreement by and between AmTote and/or its affiliates and us and/or our affiliates with respect to a material strategic relationship between us and AmTote.  The option expires on January 11, 2014.

On March 1, 2011, we issued 40,000 shares of our common stock to a law firm in respect of $100,000 of legal fees owed to such law firm.

In accordance with the Services Agreement that we entered into on March 8, 2011 with Mechanica, we granted Mechanica, an option to purchase 238,333 shares of our common stock.  The option has an exercise price of $2.00 per share, expires on January 31, 2016 and vests as to one-fourth of the shares underlying the option on each of April 30, 2011, July 31, 2011, October 30, 2011 and January 31, 2012.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  (Removed and Reserved)

Item 5.  Other Information

None.

Index

Item 6.  Exhibits

The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GLOBAL PARI-MUTUEL SERVICES, INC. (Registrant)

Date: May 18, 2011	By:	/s/ R. Jarrett Lilien
		Name:	R. Jarrett Lilien
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 18, 2011	By:	/s/ J. Leslie Whiteford
		Name:	J. Leslie Whiteford
		Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Index

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.